Form 10-Q
period 2021-06-30
AF Acquisition Corp.
filed 2021-08-16
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021 there were 22,400,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 5,600,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

AF ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AF ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

Assets:
Current assets:
Cash	$1,065,040
Prepaid expenses	376,177
Total current assets	1,441,217
Investments held in Trust Account	224,002,500
Total Assets	$225,443,717

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued Expenses - related party	$14,167
Franchise tax payable	89,071
Total current liabilities	103,238
Warrant liabilities	10,563,800
Deferred underwriting fee payable	7,840,000
Total liabilities	18,507,038

Commitments (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 20,193,667 shares at redemption value	201,936,670

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 22,400,000 shares issued, 2,206,333 shares outstanding (excluding 20,193,667 shares subject to possible redemption)	221
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560
Additional paid-in capital	—
Retained earnings	4,999,228
Total stockholders’ equity	5,000,009
Total Liabilities and Stockholders’ Equity	$225,443,717

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	For the Period from January 12, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$202,513	$221,158
Franchise tax expense	46,448	89,071
Loss from operations	(248,961)	(310,229)
Expensed offering costs	—	(686,818)
Unrealized gain on investments held in Trust Account	2,500	2,500
Loss on sale of private placement warrants	—	(224,333)
Change in fair value of warrant liabilities	9,517,801	7,963,867
Interest income	30	30
Net income	$9,271,370	$6,745,017

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	20,193,667	20,193,667
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,806,333	7,557,812
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$1.19	$0.89

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Sale of 22,400,000 units in Initial Public Offering, net of offering costs	22,400,000	2,240	—	—	200,388,756	—	200,390,996
Excess of fair value of private placement warrants over cash received	—	—	—	—	(224,333)	—	(224,333)
Class A common stock subject to possible redemption	(19,266,530)	(1,927)	—	—	(192,663,372)	—	(192,665,299)
Net loss	—	—	—	—	—	(2,526,353)	(2,526,353)
Balance - March 31, 2021	3,133,470	$313	5,750,000	$575	$7,525,476	$(2,526,353)	$5,000,011
Forfeiture of Class B common stock(2)	—	—	(150,000)	(15)	15	—	—
Measurement adjustment on redeemable common stock	(927,137)	(92)	—	—	(7,525,491)	(1,745,789)	(9,271,372)
Net income	—	—	—	—		9,271,370	9,271,370
Balance - June 30, 2021	2,206,333	$221	5,600,000	$560	$—	$4,999,228	$5,000,009

(1) On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock remain subject to forfeiture as of March 31, 2021.

(2) On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) TO JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$6,745,017
Adjustments to reconcile net income to net cash used in operations:
Expensed offering costs	686,818
Change in fair value of warrant liabilities	(7,963,867)
Unrealized gain on investments held in Trust Account	(2,500)
Loss on sale of private placement warrants	224,333
Changes in operating assets and liabilities:
Prepaid expenses	(376,179)
Accounts Payable	14,167
Franchise tax payable	89,071
Net cash used in operating activities	(583,140)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(224,000,000)
Net cash used in investing activities	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,000
Repayment of promissory note to Sponsor	(125,000)
Payment of offering costs	(626,820)
Proceeds from initial public offering, net of underwriter’s discount paid	219,520,000
Proceeds from sale of private placement warrants	6,730,000
Net cash provided by financing activities	225,648,180

Net change in cash	1,065,040

Cash - beginning of period	—
Cash - end of period	$1,065,040

Supplemental disclosure of noncash investing and financing activities:
Initial classification of warrant liabilities	$18,527,667
Deferred underwriting fee payable	$7,840,000
Class A common stock subject to possible redemption	$201,936,670

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised their over-allotment option. As such, on March 23, 2021, the Company consummated the sale of an additional 2,400,000 Units, at $10.00 per Unit, generating total gross proceeds of $24,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,486,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to AF Sponsor LLC (the “Sponsor”) generating gross proceeds of $6,730,000, which is described in Note 4.

Following the closing of the Initial Public Offering, an amount of $224,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4) was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $12,946,821, consisting of $4,480,000 of cash underwriting fees, $7,840,000 of deferred underwriting fees and $626,821 of other costs. In addition, at June 30, 2021, $1,065,040 of cash was held outside of the Trust Account and is available for working capital purposes.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

As of June 30, 2021, the Company had $1,065,040 in cash held outside of the Trust Account and working capital of $1,427,050.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of warrant liabilities as further described below.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, the Company had 20,193,667 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,946,821 as a result of the Initial Public Offering (consisting of $4,480,000 of cash underwriting discounts, $7,840,000 of deferred underwriting discounts, and $626,821 of other offering costs). As such, the Company recorded $12,260,003 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company immediately expensed $686,818 of offering costs in connection with the Public Warrants and Private Placement Warrants included in the Units that were classified as liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black Scholes model (see Note 9).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Earnings Per Share of Common Stock

Net earnings per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,953,334 shares in the calculation of diluted earnings per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of net earnings per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding for the period. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share and per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Unrealized gain on investments held in Trust Account	2,254	2,254
Franchise tax expense	(2,254)	(2,254)
Net earnings	$—	$—

Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	20,193,667	20,193,667
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: –Non-redeemable net income
Net income	9,271,370	6,745,017
Net earnings	—	—
Net income attributable to non-redeemable Class A & B common stock	$9,271,370	$6,745,017

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,806,333	7,557,812
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$1.19	$0.89

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,400,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000, at $10.00 per Unit, generating gross proceeds of $224,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”) (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remain subject to forfeiture at March 31, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2021, and the period from January 12, 2021 (Inception) through June 30, 2021, the Company incurred expenses of $75,000 and $81,667, respectively.

Accrued Expenses - Related Party

As of June 30, 2021, the Company had $14,167 in accrued administrative support agreement payments, which are payable on demand to AF Ventures, LP and Mistral Capital Management, LLC, whose terms are stated in the Company’s Administrative Support Agreement.

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 23, 2021 the underwriters purchased an additional 2,400,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,000,000 to the Company. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 7. WARRANTS

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

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

At June 30, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,206,333 shares of Class A common stock issued or outstanding, excluding 20,193,667 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters' over-allotment option, 150,000 shares of Class B common stock were forfeited. At June 30, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account:
Money Market investments	$224,002,500	$224,002,500	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,570,667	$6,570,667	$—	$—
Warrant liability – Private Placement Warrants	$3,993,133	$—	$—	$3,993,133

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.88 per warrant as of June 30, 2021.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

	As of March 23, 2021	As of June 30, 2021
Stock Price on Valuation Date	$9.77	$9.76
Strike price (Exercise Price Share)	$11.50	$11.50
Probability of completing a Business Combination	85.0%	100.0%
Term (in years)	6.59	6.32
Volatility	4% pre-merger / 26% post-merger	12.9% implied by Public Warrant Market Price
Risk-free rate	1.19%	1.09%
Fair value of warrants	$1.55	$0.88

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 23, 2021	As of June 30, 2021
Stock price	$9.77	$9.76
Strike price	$11.50	$11.50
Probability of completing a Business Combination	85.0%	100.0%
Dividend yield	—%	—%
Term (in years)	6.59	6.32
Volatility	21.6%	12.9%
Risk-free rate	1.2%	1.1%
Fair value of warrants	$1.55	$0.89

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 12, 2021 (inception)	$—	$—	$—
Initial measurement at March 23, 2021	6,954,333	11,573,334	18,527,667
Change in valuation inputs or other assumptions	(2,961,200)	(5,002,667)	(7,963,867)
Fair value as of June 30, 2021	$3,993,133	$6,570,667	$10,563,800

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $9,517,801 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended June 30, 2021. The company recognized a gain in connection with changes in the fair value of warrant liabilities of $7,963,867 within change in fair value of warrant liabilities in the condensed statements of operations during the period from January 12, 2021 (Inception) through June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months ended June 30, 2021, we had net income of $9,271,370, which resulted from the change in fair value of warrant liabilities of $9,517,801, unrealized gain on investments held in trust account of $2,500, interest income of $30, operating and formation costs of $202,513 and franchise tax expense of $46,448.

For the period from January 12, 2021 (Inception) through June 30, 2021, we had net income of $6,745,017, which resulted from expensed offering costs of $686,818 associated with the Initial Public Offering, the change in fair value of warrant liabilities of $7,963,867, unrealized gain on investments held in trust account of $2,500, interest income of $30, loss on the sale of private placement warrants of $224,333, operating and formation costs of $221,158 and franchise tax expense of $89,071.

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

For the period from January 12, 2021 (Inception) through June 30, 2021, net cash used in operating activities was $583,140,which was due to our net income of $6,745,017 offset by the change in fair value of warrant liabilities of $(7,963,867), expensed offering costs of $686,818, unrealized gain on investments held in Trust Account of $(2,500), loss on the sale of private placement warrants of $224,333, and changes in operating assets and liabilities of $(272,941).

For the period from January 12, 2021 (Inception) through June 30, 2021, net cash used in investing activities of $224,000,000 was the result of the amount of net proceeds from the initial public offering being deposited to the Trust Account.

Net cash provided by financing activities for the period from January 12, 2021 (Inception) through June 30, 2021 of $225,648,180 was comprised of $219,520,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $6,730,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, $125,000 in proceeds from the issuance of a promissory note to our Sponsor and $25,000 from the issuance of Class B common stock to our Sponsor, offset by the payment of $626,820 for offering costs associated with the initial public offering and repayment of the promissory note to our Sponsor of $125,000.

As of June 30, 2021, we had cash of $1,065,040 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480“) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, 20,193,667 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Earnings Per Common Share

Net earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,953,334 shares in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of earnings per share for common shares subject to possible redemption and applies the two-class method in calculating earnings per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021. In light of this material weakness, we performed additional analysis as deemed necessary including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited balance sheet as of March 29, 2021 (the “Prior Financials”).

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of our restatement of the Prior Financials to correct the classification of the warrants as liabilities, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 11,953,334 warrants issued in connection with the initial public offering (including the 7,466,667 warrants sold as part of the units in the initial public offering and the 4,486,667 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2021, we consummated the Initial Public Offering of 22,400,000 Units at $10.00 per Unit, generating gross proceeds of $224,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,486,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to AF Sponsor LLC, generating gross proceeds of $6,730,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249278). The Securities and Exchange Commission declared the registration statement effective on March 18, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Acquisition Corp.

Date: August 16, 2021	By:	/s/ Andrew Z. Scharf
Name: Andrew Z. Scharf
Title: Chairman and President

Date: August 16, 2021	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer and Secretary