Form 10-Q
period 2021-09-30
AF Acquisition Corp.
filed 2021-11-19
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021 there were 22,400,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 5,600,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

AF ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AF ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

Assets:
Current assets:
Cash	$923,773
Prepaid expenses, current	220,995
Total current assets	1,144,768
Investments held in Trust Account	224,018,282
Prepaid expenses, non-current	96,833
Total Assets	$225,259,883

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accrued expenses - related party	$6,667
Accounts payable and accrued expenses	6,033
Franchise tax payable	139,344
Total current liabilities	152,044
Warrant liabilities	6,693,867
Deferred underwriting fee payable	7,840,000
Total Liabilities	14,685,911

Commitments (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 22,400,000 shares at redemption value	224,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 22,400,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560
Additional paid-in capital	—
Accumulated deficit	(13,426,588)
Total Stockholders’ Deficit	(13,426,028)
Total Liabilities and Stockholders’ Deficit	$225,259,883

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from January 12, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$198,167	$419,325
Franchise tax expense	50,273	139,344
Loss from operations	(248,440)	(558,669)
Expensed offering costs	—	(686,818)
Unrealized gain on investments held in Trust Account	11,517	14,017
Dividend income	4,265	4,265
Loss on sale of private placement warrants	—	(224,333)
Change in fair value of warrant liabilities	3,869,933	11,833,800
Interest income	18	48
Net income	$3,637,293	$10,382,310

Basic and diluted weighted average shares outstanding, Class A common stock	22,400,000	16,907,280
Basic and diluted net income per share, Class A common stock	$0.13	$0.46
Basic and diluted weighted average shares outstanding, Class B common stock	5,600,000	5,439,080
Basic and diluted net income per share, Class B common stock	$0.13	$0.46

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to redemption value (Restated - see Note 2)			—	—	(24,425)	(23,808,913)	(23,833,338)
Net loss	—	—	—	—	—	(2,526,353)	(2,526,353)
Balance - March 31, 2021 (Restated - see Note 2)	—	—	5,750,000	575	—	(26,335,266)	(26,334,691)
Forfeiture of Class B common stock(2)	—	—	(150,000)	(15)	—	15	—
Net income						9,271,370	9,271,370
Balance - June 30, 2021 (Restated - see Note 2)	—	—	5,600,000	560	—	(17,063,881)	(17,063,321)
Net income	—	—	—	—	—	3,637,293	3,637,293
Balance - September 30, 2021	—	$—	5,600,000	$560	$—	$(13,426,588)	$(13,426,028)

(1)	On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock remain subject to forfeiture as of March 31, 2021.

(2)	On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$10,382,310
Adjustments to reconcile net loss to net cash used in operations:
Expensed offering costs	686,818
Change in fair value of warrant liabilities	(11,833,800)
Unrealized gain on investments held in Trust Account	(14,017)
Dividend income	(4,265)
Loss on sale of private placement warrants	224,333
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	(317,830)
Accrued expenses - related party	6,667
Accounts payable and accrued expenses	6,033
Franchise tax payable	139,344
Net cash used in operating activities	(724,407)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(224,000,000)
Net cash used in investing activities	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,000
Repayment of promissory note to Sponsor	(125,000)
Payment of offering costs	(626,820)
Proceeds from initial public offering, net of underwriter’s discount paid	219,520,000
Proceeds from sale of private placement warrants	6,730,000
Net cash provided by financing activities	225,648,180

Net change in cash	923,773
Cash - beginning of period	—
Cash - end of period	$923,773

Supplemental disclosure of noncash investing and financing activities:
Initial classification of warrant liabilities	$18,527,667
Deferred underwriting fee payable	$7,840,000
Accretion of Class A common stock subject to redemption to redemption value	$23,833,338
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$626,821
Forfeiture of Class B common stock	$15

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $12,946,821, consisting of $4,480,000 of cash underwriting fees, $7,840,000 of deferred underwriting fees and $626,821 of other costs. In addition, at September 30, 2021, $923,773 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

SEPTEMBER 30, 2021

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $923,773 in cash held outside of the Trust Account and working capital of $1,132,068.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $125,000 under an unsecured and non-interest bearing promissory note with a maximum borrowing capacity of $300,000 (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B common stock share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	Previously Reported	Adjustment	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$201,936,670	$22,063,330	$224,000,000
Class A common stock	$221	$(221)	$—
Retained earnings (accumulated deficit)	$4,999,228	$(22,063,109)	$(17,063,881)
Total stockholders' equity (deficit)	$5,000,009	$(22,063,330)	$(17,063,321)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	20,193,667	2,206,333	22,400,000
Basic and diluted net income per share, Class A Common Stock	$0.00	$0.33	$0.33
Basic and diluted weighted average shares outstanding, Class B Common Stock (1)	7,806,333	(2,206,333)	5,600,000
Basic and diluted net income per share, Class B Common Stock	$1.19	$(0.86)	$0.33
Condensed Statement of Operations for the Period from January 12, 2021 (Inception) Through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	20,193,667	(7,071,774)	13,121,893
Basic and diluted net income per share, Class A Common Stock	$0.00	$0.37	$0.37
Basic and diluted weighted average shares outstanding, Class B Common Stock (1)	7,557,812	(2,206,333)	5,351,479
Basic and diluted net income per share, Class B Common Stock	$0.89	$(0.52)	$0.37
Condensed Statement of Changes in Stockholders' Equity for the Three Months Ended June 30, 2021 (unaudited)
Measurement adjustment of redeemable common stock	$(9,271,372)	$9,271,372	$—
Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$201,936,670	$(201,936,670)	$—
Accretion of Class A common stock subject to redemption to redemption value	$—	$23,833,338	$23,833,338

(1)	Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

	March 31, 2021
	Previously Reported	Adjustment	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$192,665,298	$31,334,702	$224,000,000
Class A common stock	$313	$(313)	$—
Additional paid-in capital	$7,525,476	$(7,525,476)	$—
Accumulated deficit	$(2,526,353)	$(23,808,913)	$(26,335,266)
Total stockholders' equity (deficit)	$5,000,011	$(31,334,702)	$(26,334,691)
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	19,266,530	(16,969,094)	2,297,436
Basic and diluted net loss per share, Class A Common Stock	$(0.00)	$(0.34)	$(0.34)
Basic and diluted weighted average shares outstanding, Class B Common Stock (1)	8,733,470	(3,671,932)	5,061,538
Basic and diluted net loss per share, Class B Common Stock	$(0.29)	$(0.05)	$(0.34)
Condensed Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2021 (unaudited)
Sale of 22,400,000 units in Initial Public Offering, net of offering costs	$200,390,996	$(200,390,996)	$—
Class A common stock subject to possible redemption	$(192,665,299)	$192,665,299	$—
Accretion of Class A common stock to redemption amount	$—	$(23,833,338)	$(23,833,338)
Condensed Statement of Cash Flows for the Three Months

Supplemental disclosures of non-cash investing and financing activities
Class A common stock subject to possible redemption	$192,665,299	$(192,665,299)	$—
Accretion of Class A common stock to redemption amount	$—	$23,833,338	$23,833,338

(1)	Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	March 23, 2021
	Previously Reported	Adjustment	As Restated
Condensed Balance Sheet (audited)
Class A common stock subject to possible redemption	$194,372,131	$29,627,869	$224,000,000
Class A common stock	$296	$(296)	$—
Additional paid-in capital	$5,910,281	$(5,910,281)	$—
Accumulated deficit	$(911,151)	$(23,717,292)	$(24,628,443)
Total stockholders' equity (deficit)	$5,000,001	$(29,627,869)	$(24,627,868)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on March 22, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 24, 2021 and March 29, 2021. The interim results for the Period from January 12, 2021 (Inception) Through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in the financial statements is the determination of the fair value of warrant liabilities as further described below.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 22,400,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$224,000,000
Less:
Proceeds allocated to Public Warrants	(11,573,335)
Issuance costs allocated to Class A common stock	(12,260,003)
Plus:
Accretion of carrying value to redemption value	23,833,338
Class A common stock subject to possible redemption	$224,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,946,821 as a result of the Initial Public Offering (consisting of $4,480,000 of cash underwriting discounts, $7,840,000 of deferred underwriting discounts, and $626,821 of other offering costs). As such, the Company recorded $12,260,003 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company expensed $686,818 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 470”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 11,953,334 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,909,834	$727,459	$7,855,267	$2,527,043
Denominator:
Basic and diluted weighted average shares outstanding	22,400,000	5,600,000	16,907,280	5,439,080
Basic and diluted net income per share	$0.13	$0.13	$0.46	$0.46

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

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,400,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000, at $10.00 per Unit, generating gross proceeds of $224,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares initially included an aggregate of up to 750,000 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remained subject to forfeiture at March 31, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters' over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

Promissory Note - Related Party

On January 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $125,000 was repaid on March 23, 2021.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021, and the period from January 12, 2021 (Inception) through September 30, 2021, the Company incurred expenses of $75,000 and $141,667, respectively.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Accrued Expenses - Related Party

As of September 30, 2021, the Company had $6,667 in accrued administrative support agreement payments, which are payable on demand to AF Ventures, LP and Mistral Capital Management, LLC, whose terms are stated in the Company’s Administrative Support Agreement.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $4,480,000 in the aggregate. In addition, $0.35 per Unit, or $7,840,000 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. WARRANTS

Redeemable Warrants

At September 30, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding.

Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

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

SEPTEMBER 30, 2021

(UNAUDITED)

Private Placement Warrants

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 22,400,000 shares of Class A common stock issued or outstanding, including 22,400,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. Prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of an initial Business Combination, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with an initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$224,018,282	$224,018,282	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,181,334	$4,181,334	$—	$—
Warrant liability – Private Placement Warrants	$2,512,533	$—	$—	$2,512,533

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.56 per warrant as of September 30, 2021.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

	As of March 23, 2021	As of September 30, 2021
Stock Price on Valuation Date	$9.77	$9.74
Strike price (Exercise Price Share)	$11.50	$11.50
Probability of completing a Business Combination	85.0%	*
Term (in years)	6.59	6.06
Volatility	4% pre-merger / 26% post-merger	9.7% implied by Public Warrant Market Price
Risk-free rate	1.19%	1.16%
Fair value of warrants	$1.55	$0.56

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of March 23, 2021	As of September 30, 2021
Stock price	$9.77	$9.74
Strike price	$11.50	$11.50
Probability of completing a Business Combination	85.0%	100.0%
Dividend yield	—%	—%
Term (in years)	6.59	6.06
Volatility	21.6%	9.7%
Risk-free rate	1.2%	1.2%
Fair value of warrants	$1.55	$0.56

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 12, 2021 (inception)	$—
Initial measurement at March 23, 2021	18,527,667
Change in fair value	1,553,934
Fair value as of March 31, 2021	20,081,601
Transfer of Public Warrants to Level 1 measurement	(12,544,001)
Change in fair value	(3,544,467)
Fair value as of June 30, 2021	3,993,133
Change in fair value	(1,480,600)
Fair value as of September 30, 2021	$2,512,533

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,869,933 within change in fair value of warrant liabilities in the condensed statements of operations during the three months ended September 30, 2021. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $11,833,800 within change in fair value of warrant liabilities in the condensed statements of operations during the period from January 12, 2021 (Inception) through September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months ended September 30, 2021, we had net income of $3,637,293, which resulted from the change in fair value of warrant liabilities of $3,869,933, unrealized gain on investments held in trust account of $11,517, dividend income of 4,265, interest income of $18, offset by operating and formation costs of $198,167 and franchise tax expense of $50,273.

For the period from January 12, 2021 (Inception) through September 30, 2021, we had net income of $10,382,310, which resulted from the change in fair value of warrant liabilities of $11,833,800, unrealized gain on investments held in trust account of $14,017, dividend income of 4,265, and interest income of $48, offset by the loss on the sale of private placement warrants of $224,333, expensed offering costs of $686,818, operating and formation costs of $419,325 and franchise tax expense of $139,344.

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

For the period from January 12, 2021 (Inception) through September 30, 2021, net cash used in operating activities was $724,407, which was due to our net income of $10,382,310, expensed offering costs of $686,818, and loss on sale of private placement warrants of $224,333, offset by an unrealized gain on investments held in Trust Account of $14,017, dividend income of $4,265, change in fair value of warrant liabilities of $11,833,800, and changes in operating assets and liabilities of $165,786.

For the period from January 12, 2021 (Inception) through September 30, 2021, net cash used in investing activities of $224,000,000 was the result of the amount of net proceeds from the initial public offering being deposited to the Trust Account.

Net cash provided by financing activities for the period from January 12, 2021 (Inception) through September 30, 2021 of $225,648,180 was comprised of $219,520,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $6,730,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, $125,000 in proceeds from the issuance of a promissory note to our Sponsor and $25,000 from the issuance of Class B common stock to our Sponsor, offset by the payment of $626,820 for offering costs associated with the initial public offering and repayment of the promissory note to our Sponsor of $125,000.

As of September 30, 2021, we had cash of $923,773 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds following the Company's Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement warrants, if any, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $4,480,000 in the aggregate. In addition, $0.35 per Unit, or $7,840,000 in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model.

Class A Common stock subject to possible redemption

All of the 22,400,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of September 30, 2021, 22,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 11,953,334 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 23, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable common stock and restated our audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock as temporary equity as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination.

We account for the 11,953,334 warrants issued in connection with the initial public offering (including the 7,466,667 warrants sold as part of the units in the initial public offering and the 4,486,667 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

AF Acquisition Corp.

Date: November 19, 2021	By:	/s/ Andrew Z. Scharf
		Name:	Andrew Z. Scharf
		Title:	Chairman and President

Date: November 19, 2021	By:	/s/ Christopher Bradley
		Name:	Christopher Bradley
		Title:	Chief Financial Officer and Secretary

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.