Form 10-K
period 2021-12-31
AF Acquisition Corp.
filed 2022-03-31
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-253544

AF ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1456857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

139 North Country Road, Floor 2, Suite 35 Palm Beach, FL	33480
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one Redeemable Warrant	AFAQU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	AFAQ	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	AFAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The registrant’s units begin trading on the Nasdaq Capital Market on March 19, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Capital Market on May 18, 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $218,512,000.

As of March 31, 2022 there were 22,400,000 shares of Class A common stock, par value $0.0001 per share and 5,600,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect since the closing of our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“completion window” is the period following the closing of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable by us and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends 24 months from the closing of our initial public offering, or March 23, 2023;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible into, or exercisable or exchangeable for, shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on March 23, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement, the form of which was filed as an exhibit 10.2 to the Registration Statement;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to a subscription of 4,486,667 warrants at a price of $1.50 per warrant (approximately $6,730,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the Private Placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of such sponsor’s, officer’s or director’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to (1) the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and (2) any private placement warrants or warrants issued upon conversion of working capital loans that are transferred to third parties that are not our sponsor or its permitted transferees following consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC March 16, 2021 (File No. 333-253544), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to AF Sponsor LLC, a Delaware limited liability company and an affiliate of Andrew Scharf, our President and Chairman, and Jordan Gaspar, our Chief Executive Officer and director;

●	“trust account” are to the U.S.-based trust account in which an amount of $224,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), the private placement warrants, and any warrants issued upon conversion of working capital loans;

●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is the later of 30 days after the completion of our initial business combination and 12 months from the closing of our initial public offering;

●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and

●	“we,” “us,” “Company” or “our Company” are to AF Acquisition Corp.

PART I

Item 1. Business.

Overview

We are an early-stage blank check company incorporated as a Delaware corporation on January 12, 2021 and formed for the purpose of effecting our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geography, we have focused and will continue to focus on the sectors that complement our management team’s and sponsor’s track record and experience in the better-for-you consumer packaged goods industry. We have focused and will continue to focus our search for an initial business combination target on companies in the food and beverage, health and wellness, beauty, pet, and personal care sectors in the United States. Our management team is comprised of leaders in each of our respective consumer verticals making us ideally positioned to identify businesses that stand to benefit from our extensive operational and strategic domain expertise.

We intend to acquire a growth-oriented company in the consumer-packaged goods industry with a better-for-you proposition that can benefit from our deep industry domain knowledge and key stakeholder relationships across the space. Through our management team’s collective decades of investing, we have developed a set of best practices involving operations, finance, marketing, selling and distribution strategy through (which we can provide the business we ultimately partner with the tools to accelerate its growth and generate significant shareholder value. Our access to proprietary deal flow given our collective track record as accomplished investors in the consumer space coupled with our team’s demonstrable track record of successfully founding and sponsoring special purpose acquisition companies (SPACs) and executing successful business consummations will be critical to our investment strategy.

Initial Public Offering

On March 23, 2021, we consummated our initial public offering of 22,400,000 units. Each unit consists of one share of Class A common stock, and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $224,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,486,667 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $6,730,000.

A total of $224,000,000, comprised of $219,520,000 of the proceeds from the initial public offering and $4,480,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jordan Gaspar, our Chief Executive Officer, and Christopher Bradley, our Chief Financial Officer. We must complete our initial business combination by March 23, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 23, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Company

AF Acquisition Corp. represents a dynamic partnership between AF Ventures, Scharf Brothers, LLC and Mistral Equity Partners. Together, these three funds bring decades of collaboration between such organizations and experience investing across all investment stages in a variety of industries. This partnership is complemented by a management team and an advisory team comprised of individual executives who bring significant experience across distribution, retail, marketing, brand building, and data analysis.

AF Ventures is a venture capital fund that invests in visionary founders building authentic, next generation consumer brands. The fund manages over 30 portfolio companies across several subsectors of the better-for-you consumer landscape, including food and beverage, health and wellness, beauty, personal care and pet. AF Ventures has been a pioneer investor in the better-for-you food and beverage ecosystem, making landmark investments in emerging companies that have capitalized on trends that dominate the industry today. With a portfolio of brands across numerous subsectors including plant-based, grain-free, non-GMO, keto, functional, and low-sugar, AF Ventures has cemented itself as one of the most active funds investing in the packaged food and beverage space. AF Ventures’ specialized focus has allowed the fund to develop a deep understanding of key business metrics and growth strategies that indicate a likelihood for a breakout market leader, and to collect proprietary, operational data from across the platform to inform investment decisions and grow brands. This advantage, along with the fund’s pattern recognition and entrenched relationships, has allowed AF Ventures to be a first mover in the consumer space, quickly identifying and building conviction around emerging growth companies addressing shifts in consumer preferences. As an industry thought leader, AF Ventures has created a reputation as a best-in-class financial partner of choice for management teams seeking to build and grow companies across better-for-you consumer verticals. The AF Ventures team leverages its institutional knowledge to assist portfolio companies with brand building by helping companies enhance consumer awareness and recognition in order to build loyal customer followings.

Scharf Brothers is a privately-held, family investment firm that invests in both public and private companies, private equity and hedge funds, and real estate. The firm was founded in 1970 by Michael J. Scharf and its holdings are currently managed by Michael and his son, Andrew Scharf, the firm’s Chief Investment Officer. Scharf Brothers invests in companies where it can work closely with management to devise highly focused strategic objectives, identify growth opportunities and improve operating results while mitigating financial risk. Since inception, Scharf Brothers has acquired, controlled and operated 21 businesses in a variety of industries ranging from fast food to steel processing and manufacturing. The firm has significant public company operating expertise, including active roles in two SPACs, International Metals Acquisition Corp. (“IMAC”) and Financial Services Acquisition Corp. (“FSAC”), and their post-business combination operating companies. IMAC, which became known as Niagara Corporation upon IMAC’s acquisition of Niagara Cold Drawn Steel in 1995, was led by Chairman & CEO Michael Scharf until its sale to Kohlberg & Co. in 2006. Michael was a director and major shareholder of FSAC, which became known as Maxcor Financial Group upon FSAC’s acquisition of Eurobrokers in 1996, until it was acquired by affiliates of Cantor Fitzgerald in 2003. At the time of sale, Niagara was the largest independent steel bar manufacturer in the United States and Maxcor was a leading inter-dealer brokerage firm.

Mistral Equity Partners is a diversified investment firm focused on private equity and specializing in the consumer, retail, restaurant, media and related technology and services sectors. Members of Mistral Equity Partner’s management team have recently sponsored four special purpose acquisition companies: Haymaker I, which completed an initial business combination with global provider of health and wellness products OneSpaWorld in March 2019 (NASDAQ:OSW), Haymaker II, which completed an initial business combination with a leading convenience store operator ARKO Holdings Ltd. in December 2020 (NASDAQ:ARKO), Tastemaker Acquisition Corp, which completed its initial public offering in January 2021 (NASDAQ:TMKRU), and Haymaker III, which completed its initial public offering in March 2021.

Industry Opportunity

Better-for-you brands are disrupting the consumer packaged goods industry as consumers are actively implementing healthier choices into their everyday lifestyles. This cultural awakening has led to a shift in consumer preferences which has resulted in a large and growing number of compelling private-company business opportunities that as of 2017, comprised a $4.2 trillion global health and wellness market. The industry segments that we intend to primarily focus on include health and wellness, personal care and beauty products, pet, and healthy food and nutrition.

Growth in consumer brands is largely attributable to efficient and expanding distribution capabilities. Consumer brands with traditional brick-and-mortar distribution scale through broadening retail relationships and expanding into digital platforms. Digitally native brands begin direct-to-consumer and scale by expanding customer reach and entering into the physical retail channels through implementing omnichannel strategies. The consumer packaged goods industry is evolving, with many of the leading consumer brands successfully reaching today’s consumers through a broad set of distribution channels.

We believe that better-for-you consumer packaged goods will be among the next-generation of category leaders across consumer verticals. There is a committed focus to health and wellness in today’s consumers, particularly within the Millennial and Gen-Z populations who place significant purchasing decisions upon a brand’s ability to convey value, convenience, community engagement, sustainability, and corporate accountability. Further, Baby Boomers are increasingly seeking to implement natural health and wellness alternatives into their daily consumption to supplement traditional wellness products.

COVID-19 has accelerated the better-for-you health and wellness sector and has directly impacted how consumers purchase packaged goods. Many consumer categories experienced a significant migration towards digital platforms and buyers and customers gravitated primarily in two directions: toward heritage brands that they were familiar with prior to the pandemic; or, to new brands with a focus on innovation and are grounded in instilling better-for-you qualities in their products. We believe these shifts in consumer behavior will directly impact the demand curve in the health and wellness landscape which aligns with our expertise in better-for-you consumer packaged goods and our intent to identify and acquire a business within these target segments.

Accelerating Consumer Trends in our Favor:

●	Innovation being driven off of changing and rapidly adopted consumer preferences

●	Enhanced focus on the importance of personal health and wellness, including increased demand for functional food and beverage products and the rise of food as health

●	Increased demand for self-care products, including personalized and customizable wellness solutions

●	Rise of conscious consumerism and the desire for products with ethically sourced, clean ingredients

●	Increased adoption of alternative lifestyle preferences across food and beverage, including the rapid growth of alternative meat proteins and dairy products

●	Evolution towards omnichannel distribution, including growing demand for click and collect, direct to consumer ecommerce, subscription services, and on-demand delivery

●	Surge of at-home demand with consumers seeking value, convenience, and community engagement

●	Acceleration of food-delivered-to-the-home, including a surge in demand for grocery delivery and subscription-based meal solutions

●	Utilization of closed retail storefronts as reconfigured distribution and fulfillment centers

Business Strategy

We intend to acquire a growth-oriented company with a better-for-you proposition in the consumer packaged goods industry that can benefit from the unique capabilities of our management, directors, and advisory team. Our management team’s history as pioneers and investors in the better-for-you venture ecosystem provides us with a deep understanding of the industry and we believe it will assist us in identifying and acquiring a differentiated and attractive target, ultimately driving significant value to all stakeholders.

We believe that digitally native brands, communities, and platforms with strong customer lifetime value and engagement are incrementally more attractive targets given step changes in digital interaction. As highlighted by the current environment, we continue to believe that customers will expect and seek a continuum of experiences and touchpoints as bricks and clicks evolve to include a new “at home” dimension. We believe there exists substantial opportunity to expand distribution of digitally native brands through omnichannel strategies which our team has decades of experience in successfully implementing with a multitude of brands.

We also understand that brand building, logistics and data are critical to successfully scaling a consumer packaged goods business. We are brand builders who understand consumer preferences and vigorously seek to grow customer awareness and loyalty. Following our acquisition of a suitable target, our team intends to leverage decades of collective retail distribution and logistics knowledge and relationships to support the target’s existing distribution channels, including expansion of a brick-and-mortar footprint or to accelerate an omnichannel strategy for digitally native brands. Through the lens of fortifying distribution expansion, we believe we will be instrumental in helping to accelerate a target’s growth in key channels by utilizing our proprietary suite of resources.

Our team’s extensive track record and industry relationships across this ecosystem provides us with a distinguished edge in sourcing, evaluating, and pursuing a broad range of opportunities in our targeted sectors. The synergistic nature of our team affords us the following differentiated advantages in identifying and acquiring a target business:

Our Advantages in Identifying and Selecting Targets:

●	Established history as a thought leader in better-for-you emerging trends

●	Actionable, proprietary deal flow based on highly successful track record and decades of industry relationships

●	Comprehensive understanding of shifting and sustainable trends within consumer subsectors

●	Proven sector capabilities cementing preferred partner status with target company leadership teams

●	Frequent touch points with key industry stakeholders, including retailers, strategics, investment peers, founder networks, and service providers

●	Access to high quality operating assets

●	Significant prior special purpose acquisition company experience, from IPO to business combinations

●	Expertise structuring complex financial consumer-oriented investments with a deep understanding of market practices and conventions

Our Advantages in Partnering with a Target Company:

●	Track record of successfully scaling brick-and-mortar strategies as well as developing omnichannel strategies for digitally native brands

●	Proven ability to scale companies through compelling branding and marketing strategies

●	Deep network of industry resources within retail, distribution and logistics, and omnichannel strategy implementation

●	Proven team of investment professionals to complete diligence effectively and efficiently

Competitive Advantages

We believe that our management team offers distinct competitive advantages to our stockholders in the pursuit of a target opportunity. Our competitive strengths include the following:

Sophisticated Investment Team.    Our management team has more than sixty years of investment experience combined and have sourced, structured, and invested in successful investments predominantly focusing on the consumer sector. Our sponsors are established thought leaders and investors across the spectrum of better-for-you consumer packaged goods and have developed into domain experts across emerging consumer trends. The experience of our management team is supplemented by our advisors, who are astute, well-connected individuals within our target sectors.

Deep Operational Experience.    We bring industry leading distribution expertise, deep supply chain and logistics understanding, and extensive brand-building knowledge built upon decades of proven experience. Our collective resources provide access to best-in-class operational practices and industry assets that we pool together from across our investment network. We use these insights to improve operations across our companies through supply chain optimization, effective brand-building, efficient marketing, and broad distribution relationships. We have repeatedly demonstrated success in scaling distribution channels and expanding brands’ omnichannel strategies which are driven by our leading logistics capabilities and deep connectivity with many of the industry’s largest and most influential distribution channels.

Extensive Consumer Pipeline.    The individuals on our management team have each built a reputation as one of a small number of investors of choice for entrepreneurs seeking to build and grow best in class companies across consumer verticals. Our management team has access to a deep pipeline of actionable, proprietary deal flow based on a highly successful track record in the better-for-you branded consumer goods industry supported by decades of industry relationships.

Significant Prior SPAC Experience.    Our management team possesses a strong understanding of the SPAC structure and market from initial public offering, to business combination, through to target company governance. Andrew Heyer and Christopher Bradley have recently sponsored four special purpose acquisition companies: Haymaker Acquisition Corp I, which completed an initial business combination with global provider of health and wellness products OneSpaWorld in March 2019, Haymaker Acquisition Corp II, which completed an initial business combination with a leading convenience store operator ARKO in December 2020, Tastemaker Acquisition Corp which completed its initial public offering in January 2021, and Haymaker III, which completed its initial public offering in March 2021. Mr. Bradley, our Chief Financial Officer, is the current Chief Financial Officer of Tastemaker Acquisition Corp., the current Chief Financial Officer and Secretary of Haymaker III, the former Chief Financial Officer and Secretary of Haymaker II until its business combination with ARKO in December 2020, and the former Chief Financial Officer of Haymaker I before its business combination with OneSpaWorld in 2019. Our director, Andrew Heyer, is a director of ARKO (NASDAQ:ARKO) and previous President of Haymaker II until the consummation of the business combination with ARKO, a director of OneSpaWorld and the previous President of Haymaker I until the consummation of the business combination with OneSpaWorld, a director of Tastemaker Acquisition Corp., and President and a director of Haymaker III. Scharf Brothers has played active roles in two successful SPACs. The management teams of the former two SPACs were led by members of the Scharf Family and went on to acquire businesses in both the metals and financial services industries, achieving long-term, significant gains for all shareholders.

Uniquely Qualified Board and Advisory Team.    Our board of directors and advisors bring significant investment and operating experience and a broad set of relationships within the food, beverage, health and wellness universe. Additionally, our board and advisors have deep and proprietary relationships with leading strategic corporations, investment banks, and financial sponsors that we believe will provide us with a significant competitive advantage relative to our peers. Our board and advisors also provide their expertise and insights to help identify target companies and assist us to acquire a target business.

Acquisition Strategy

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities. Our primary investment universe is within the better-for-you consumer packaged goods industry and includes food and beverage, health and wellness, beauty, pet and personal care, and other related industries. We seek to acquire a company that fits the following criteria:

●	Visionary founders and management teams who challenge the status quo;

●	Companies with authentic products that appeal to diverse demographics and have a path to grow revenues and earnings organically and at scale;

●	Existing industry leaders or companies taking market share with a clear path to becoming a leader;

●	Sustainable, positive unit economics with strong quality of revenue;

●	Strong retail velocities and/or e-commerce KPIs that validate consumer demand;

●	Attractive, high-growth category with durable tailwinds.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management team may deem relevant.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with AF Ventures, Scharf Brothers, Mistral Equity Partners or our officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with AF Ventures, Scharf Brothers, Mistral Equity Partners or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.

Our sponsor or any of our officers or directors may directly or indirectly own our Class A common stock, Class B common stock and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director is made a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, or may in the future have, fiduciary or contractual obligations to other entities, including other entities similar to us, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and (iii) the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors and any of their respective affiliates may sponsor or form, and, in the case of individuals, serve as a director or officer of, other blank check companies similar to AF Acquisition Corp. during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects, or if we seek to do a transaction with a company that is affiliated with AF Ventures, Scharf Brothers, Mistral Equity Partners or our officers or directors. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing companies in the food, beverage and wellness sectors in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Our officers and directors indirectly own founder shares and/or private placement warrants following our initial public offering. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including other entities similar to us, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they will devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries in connection with food, beverage and wellness investing. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions in their prior engagements. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would have as a private company. A target business can further benefit from becoming a public company by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than most business combination transaction processes, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us. Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of certain proposed initial business combinations, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $216,199,393 as of December 31, 2021, assuming no redemptions and after payment of $7,840,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the Private Placement, the proceeds of any sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. However, we may contact such targets subsequent to the closing of our initial public offering if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Sources of Target Businesses

We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers, advisors or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay affiliates of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination., although they are under no obligation or other duty to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates or warrants such persons may purchase in such transactions, or any restriction on the price that they may pay subject to compliance with applicable law and Nasdaq rules. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. However, they such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, sponsor, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

If they engage in such transactions, they will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable by us and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to any other material provisions relating to the rights of holders of our Class A Common Stock prior to our initial business combination or pre-initial business combination business activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable by us and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

If we do not consummate our initial business combination by the deadline set forth in our second amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable by us, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable by us, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable by us and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of taxes payable by us, and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash upon the completion of the initial business combination. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account except as described below in connection with certain amendments to our Amended and Restated Certificate of Incorporation.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to any other material provisions relating to the rights of holders of our Class A Common Stock prior to our initial business combination or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation will provide that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have three officers (including our President, Chief Executive Officer and Chief Financial Officer). These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in, but we expect that Mr. Scharf and Ms. Gaspar will devote a substantial portion of their professional time to our affairs. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 23, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 23, 2023; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and in our Quarterly Report on Form 10-Q for the period ended September 30, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 139 North County Road, Floor 2, Suite 35, Palm Beach, FL 33480, and our telephone number is (561) 838-9494. The cost for our use of this space is included in the $25,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols AFAQU, AFAQ and AFAQW, respectively. Our units commenced public trading on March 19, 2021, and our public shares and public warrants commenced separate public trading on May 18, 2021.

(b) Holders

On March 31, 2022, there was 1 holder of record of our units, 1 holder of record of shares of our Class A common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

On March 23, 2021, pursuant to the Registration Statement, which was declared effective on March 18, 2021, the Company consummated its initial public offering of 22,400,000 units, including 2,400,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $224,000,000. Cowen and Company, LLC acted as the sole book-runner and underwriter of the initial public offering.

A total of $224,000,000 of the proceeds from the initial public offering (which amount includes $7,840,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to AF Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 12, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

For the period from January 12, 2021 (inception) through December 31, 2021, we had net income of $9,764,932, which resulted from the change in fair value of warrant liabilities of $11,475,200, unrealized gain on investments held in the trust account of $35,128, dividend income of $4,265, and interest income of $59, offset by the loss on the sale of private placement warrants of $224,333, expensed offering costs of $686,818, operating and formation costs of $645,144 and franchise tax expense of $193,425. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

Liquidity and Capital Resources

On March 23, 2021, we consummated our initial public offering of 22,400,000 units, including 2,400,000 units issued pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $224,000,000,. Simultaneously with the consummation of our initial public offering, we completed the private sale of 4,486,667 warrants to AF Sponsor LLC (the “sponsor”) at a purchase price of $1.50 per warrant, generating gross proceeds of $6,730,000.

For the period from January 12, 2021 (inception) through December 31, 2021, net cash used in operating activities was $866,877, which was due to our net income of $9,764,932, expensed offering costs of $686,818, and loss on sale of private placement warrants of $224,333, offset in part by the change in fair value of warrant liabilities of $11,475,200, an unrealized gain on investments held in the trust account of $35,128, changes in operating assets and liabilities of $28,367, and dividend income of $4,265.

For the period from January 12, 2021 (inception) through December 31, 2021, net cash used in investing activities of $224,000,000 was the result of the amount of net proceeds from our initial public offering being deposited to the trust account.

Net cash provided by financing activities for the for the period from January 12, 2021 (inception) through December 31, 2021 of $225,648,179 was comprised of $219,520,000 in proceeds from the issuance of units in our initial public offering, net of underwriter’s discount paid, $6,730,000 in proceeds from the issuance of warrants in a private placement to our sponsor, $125,000 in proceeds from the issuance of a promissory note to our sponsor and $25,000 from the issuance of Class B common stock to our sponsor, offset in part by the payment of $626,821 for offering costs associated with our initial public offering and repayment of the promissory note to our sponsor of $125,000.

As of December 31, 2021, we had cash of $781,302 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of this offering and the sale of the private placement warrants, if any, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. On March 23, 2021 the underwriters purchased an additional 2,400,000 units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,000,000 to the Company. On May 12, 2021, the remaining portion of the underwriters’ over-allotment option expired.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the public warrants was estimated using a Monte Carlo simulation approach and the recurring fair value of the private placement warrants was estimated using a Modified Black-Scholes model.

Class A Common stock subject to possible redemption

All of the 22,400,000 shares of Class A common stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of December 31, 2021, 22,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 11,953,334 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 12, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 23, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited balance sheet as of March 29, 2021 (the “March 2021 Balance Sheet” and the restatement of the Company’s audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “September 30, 2021 Quarterly Report” and, together with the March 2021 Balance Sheet, the “Prior Financials”).

Restatement of Previously Issued Financial Statements

In connection with the evaluation of the SEC’s April 2021 statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s March 2021 Balance Sheet.

We also revised our prior position on accounting for redeemable common stock and restated our audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock as temporary equity as described in Note 2 of the accompanying financial statements to the September 30, 3021 Quarterly Report.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in the Prior Financials, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Andrew Scharf	39	Chairman of the Board of Directors and President
Jordan Gaspar	42	Chief Executive Officer and Director
Christopher Bradley	44	Chief Financial Officer and Secretary
Andrew Heyer	65	Independent Director Nominee
Mary Fox	49	Independent Director Nominee
Nola Weinstein	38	Independent Director Nominee

The experience of our directors and executive officers is as follows:

Andrew Scharf, our Chairman and President since our formation, January 12, 2021, has been a Principal of Scharf Brothers since 2010 and currently serves as its Chief Investment Officer. In his role at Scharf Brothers, Mr. Scharf oversees a portfolio of the company’s private investments, public equities and real estate. He began his career as an investment banker at PJ Solomon from 2007 to 2009, where he analyzed and advised companies in the food, beverage, retail, consumer and industrial sectors. Mr. Scharf has over 10 years of investment experience, including in public and private equity markets and in the consumer sector. Mr. Scharf is currently a board member of Four Sigmatic, one of the fastest growing adaptogen and mushroom-based supplement and nutrition companies in the United States. He is also an investor in LOLA, a rapidly-growing female focused better-for-you wellness company. Additionally, Mr. Scharf led Scharf Brothers’ seed investment in OurCrowd, which is now the world’s largest equity crowdfunding platform for high-growth companies, having raised over $1.5 billion for over 200 rapidly growing businesses in a variety of sectors. From 2010 to 2014, Mr. Scharf also served as Vice President of OurCrowd, working closely with the founders to develop the company’s strategy and growth. From 2018 until 2020, he was also employed by LH Financial Services. He previously served as a Member of the Investment Committee for the Wharton Impact Investment Fund at the Wharton School of Business at the University of Pennsylvania. Mr. Scharf graduated from the University of Pennsylvania and is an active leader of and participant in many not-for-profit and charitable endeavors. We believe Mr. Scharf is qualified to serve on our board because of his deep knowledge of public and private capital markets, investment track record and financial acumen.

Jordan Gaspar, our Chief Executive Officer and director since our formation, January 12, 2021, has over a decade of successful venture investment experience and has been the Managing Partner of AF Ventures since its founding in 2014. Ms. Gaspar has built AF Ventures, a 100% woman-owned and operated fund, from the ground up spearheading investments into some of the fastest growing and most well-recognized  brands in consumer-packaged goods industry. She also oversaw AF Ventures’ entrance into new verticals such as pet food, as demonstrated by AF Ventures’ investment in Jinx. Over several years of investment activity, Ms. Gaspar has established strong partnerships with stakeholders across the consumer landscape including multinational food companies, distribution businesses, brand founders, entrepreneurs, marketing experts, and third-party service providers. Prior to founding AF Ventures, Ms. Gaspar was an attorney at Morrison Cohen LLP where she advised venture and private equity firms and their portfolio companies, as well as SPACs, on acquisitions, sales, mergers, and financings. She graduated from Columbia College and received her J.D. from Fordham Law School. Ms. Gaspar currently sits on the board or acts as a board observer to several innovative, better-for-you consumer products companies including Alpha Foods, Clio, Cirkul, Four Sigmatic, Gainful, Koia, LOLA, Proud Source Water, Tea Drops, and Yumi. We believe Ms. Gaspar is qualified to serve on our board because of her proven investing track record in the better-for-you food and beverage industry, her fund-building experience, and her widespread network across the consumer ecosystem, from distributors to retailers and third-party service providers.

Christopher Bradley, our Chief Financial Officer and Secretary since inception, is a Managing Director at Mistral, which he joined in 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer and Secretary of Tastemaker Acquisition Corp. (NASDAQ: TMKRU), a blank check company that completed its $276 million initial public offering on January 12, 2021, and Haymaker Acquisition Corp. III, a blank check company that completed its $317.5 million initial public offering on March 4, 2021. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II. From 2017 until its business combination in March 2019, he served as the Chief Financial Officer of Haymaker Acquisition Corp. I. In 2016, Mr. Bradley co-founded and has since served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to January 2020, and Bout Time Wine LLC from 2014 to 2015. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013, The Lovesac Company, Inc. (NASDAQ: LOVE) from 2010 to 2019, Country Pure Foods from 2010 to 2014, Xpress Spa Group, Inc from 2012 to 2014, and Worldwise, Inc. from January 2021 through October 2021. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Andrew R. Heyer, one of our independent directors, is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms.

Andrew Heyer, the chairman of our board of directors since inception, is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms.

Over that time frame, he has guided several public and private companies as a member of their boards of directors. Currently, Mr. Heyer is the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund that invests in the consumer industry. Prior to founding Mistral, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp., Mr. Heyer was a founder and Managing Director of The Argosy Group L.P.. Before Argosy, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer currently serves as President and on the board of directors of Haymaker III, a SPAC, which completed a $317.5 million initial public offering in March 2021 and is in the process of the initial business combination with BioTE Holdings, LLC, which was announced on December 13, 2021. Mr. Heyer currently serves on the board of directors of ARKO Corp. and previously served as Haymaker II’s President until consummation of its business combination with ARKO. Mr. Heyer currently serves on the board of directors of OneSpaWorld Holdings Ltd. and previously served as Haymaker I’s President until consummation of its business combination with OneSpaWorld. He also serves on the board of directors of Tastemaker Acquisition Corp., a SPAC which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors, AF Acquisition Corp., a SPAC which completed its $200 million initial public offering on March 23, 2021 and is searching for a target business in the food and beverage, health and wellness, beauty, pet and personal care sectors in the United States, The Lovesac Company, Inc. (where he serves as Chairman), as well as on the board of a private pet products company owned in part by Mistral, Worldwise, Inc. Mr. Heyer holds an MBA and a BSc in Accounting from the Wharton School of the University of Pennsylvania. Mr. Heyer currently serves as a Member of the Executive Committee and Board of Trustees of the University of Pennsylvania and the University of Pennsylvania Health System.

Mary Fox, one of our independent directors, is a seasoned global executive with more than 25 years of experience working with consumer goods companies. She is currently the President and Chief Operating Officer for The Lovesac Company (NASDAQ:LOVE), having previously served on their board of directors. She is also on the board of Cosmetic Executive Women, Inc., a non-profit professional organization of companies in the beauty and retail industries. From 2018 to 2021, she has served as General Manager for North America Consumer Products at BIC. Prior to that, Ms. Fox served as Senior Vice President, Future of Retail at L’Oreal, with responsibilities across L’Oreal’s ecommerce, new business development, and business transformation departments. Before joining L’Oreal, she held several senior leadership positions at Walmart in the U.S. and internationally, including co-founding the Sustainable Apparel Coalition (SAC) with Patagonia, the leading apparel, footwear, and textile coalition focused on sustainable production. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.

Nola Weinstein, one of our independent directors since March 2021, is experienced in digital content strategy, content marketing, and scaled influencer activations, and has been Global Head of Culture and Brand Experience at Twitter since 2018. Prior to joining Twitter, Ms. Weinstein was Editor-in-Chief/VP of Content at Mode Media (formerly Glam Media) from 2008 to 2014 where she oversaw content creation and curation strategy. She created integrated marketing campaigns and scaled influencer programs for brands like Target, P&G, Unilever, American Express, Kohl’s, Kimberly-Clark, Diageo, and Kellogg’s. Ms. Weinstein presently serves as a member of the Guggenheim Technology & Innovation Council and The Getty Digital Advisory Council, and previously served as a member of the Coca-Cola Scholars Foundation Alumni Advisory Board. She is a graduate of Emory University and the Columbia University Graduate School of Journalism. We believe Ms. Weinstein is qualified to serve on our board because of her of the extensive consumer marketing experience.

Advisors

We have an advisory board, which members are as follows:

Richard Galanti has served as a member of our advisory board since March 2021. Mr. Galanti is the Chief Financial Officer and Director of Costco Wholesale Corporation, where he has held various management positions since joining the company in 1984. Mr. Galanti previously served on the Board of the Federal Reserve Bank of San Francisco; and has been on the Foster School of Business Executive Education Advisory Board since 2000.

Marisa Bertha has served as a member of our advisory board since March 2021. Ms. Bertha has been the Senior Director of New Business Development & 7-Ventures at 7-Eleven, Inc. since 2013. Ms. Bertha manages discovery, testing and investing in emerging consumer brands to identify and capitalize on shifting consumer preferences in the food and beverage categories. She has deep knowledge in retail, distribution, and consumer trends and maintains a vast network in the consumer packaged goods ecosystem.

Kent Pilakowski has served as a member of our advisory board since March 2021. Mr. Pilakowski is a seasoned consumer packaged goods executive, having spent more than 25 years exclusively in the food and beverage space. He has served in a number of advisory roles in the food and beverage industry since 2017 and since August 2020 has been SVP of Sales at Essentia Water. Mr. Pilakowski started his career at General Mills and held several positions before ultimately serving as Head of Sales, Trade Marketing and Category Management for the Organic Food Division (Small Planet Foods). Mr. Pilakowski later left General Mills to form IGNITE Sales Management in 2007 with no outside capital and a team of one. The company has collaborated with brands such as Oatly, Beyond Meat, Talenti Gelato, Spindrift, Essentia water and Blake’s All Natural, and was successfully sold to Acosta Sales and Marketing in 2016. He currently serves on the boards of High Key and So Good So You.

Swan Sit has served as a member of our advisory board since March 2021. Ms. Sit has extensive experience in digital, marketing and strategy. From February 2018 to July 2019, Ms. Sit held two key roles at Nike: Head of Global Digital Marketing during the Emmy-winning “Dream Crazy” campaign featuring Colin Kaepernick, and VP of Digital Capabilities, Operations, Product, Supply Chain and Service for the NA eCommerce business. She led digital at Revlon and Elizabeth Arden, and ran online strategy for the Esteé Lauder Companies and consulted at Bain. She was selected as a Brand Innovators 40 under 40 and Marketing Woman to Watch. Ms. Sit currently serves on the boards of Edgewell, Novabay and Far Niente, is the owner and consultant at Swan Sit LLC and is an operating partner with AF Ventures.

Joe Tracy has served as a member of our advisory board since March 2021. Mr. Tracy is the Chief Executive Officer of DOT Foods, where he has held various management positions since joining the company in 1987, including Chief Operating Officer and President. Joe currently serves on the Boards of DOT Foods, Mayer Electric Supply Co., and Omnicable. He also serves as a trustee for Quincy University and J^2 Family Foundation. Joe was a founding member of the Tracy Family Foundation.

We expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets, including targets in and related to the consumer packaged goods industry, and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our directors. However, our advisors have no written advisory agreement with us. They hold membership interests in the sponsor but will receive no other compensation for their services. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire. Our advisors are not under any fiduciary obligations to us nor do they perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They also are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our directors are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he or she has fiduciary or contractual obligations (including other blank check companies), such advisor will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Fox and Ms. Weinstein, will expire at our first annual meeting of stockholders.

The term of office of the second class of directors, consisting of Mr. Heyer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Scharf and Ms. Gaspar, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Ms. Fox, Ms. Weinstein, and Mr. Heyer, and Mr. Heyer serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Heyer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Ms. Fox, Ms. Weinstein, and Mr. Heyer, and Ms. Fox serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to affiliates of our sponsor of $25,000 per month, until the completion of our initial business combination, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Fox, Ms. Weinstein, and Mr. Heyer. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the Registration Statement.

You can review these documents on our website at afacq.com or by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

We pay affiliates of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than the payment to affiliates of our sponsor of $25,000 per month described above, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, advisors or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,000,000 shares of our common stock, consisting of (i) 22,400,000 shares of our Class A common stock and (ii) 5,600,000 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of outstanding Common Stock
AF Sponsor LLC (2)	—	—	5,600,000	100%	20%
Andrew Scharf	—	—	5,600,000	100%	20%
Jordan Gaspar	—	—	5,600,000	100%	20%
Christopher Bradley	—	—
Andrew Heyer	—	—
Mary Fox	—	—
Nola Weinstein	—	—
All executive officers and directors as a group (6 individuals)	—	—	5,600,000	100%	20%

Other 5% Stockholders
Saba Capital Management, L.P. (3)	1,137,877	5.1%	—	—	4.1%
Magnetar Financial LLC (4)	1,700,523	7.6%	—	—	6.1%
Sculptor (5)	812,580	53.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AF Acquisition Corp., 139 N County Road, Floor 2, Suite 35, Palm Beach, FL 33480.

(2)	AF Sponsor LLC is the record holder of the shares reported herein. Andrew Scharf, our Chairman and President, and Jordan Gaspar, our Chief Executive Officer and Director, are the sole managing members of our sponsor. Consequently, each of Mr. Scharf and Ms. Gaspar may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Each of Mr. Scharf and Ms. Gaspar disclaims beneficial ownership over any securities owned by our sponsor in which he or she does not have any pecuniary interest. Certain of our officers, directors and advisors are, directly or indirectly, members of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(3)	According to a Schedule 13G/A filed on February 14, 2022, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Boaz R. Weinstein acquired 1,137,877 shares of Class A Common Stock. The business address for each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(4)	According to a Schedule 13G filed on January 14, 2022, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Alec N. Litowitz acquired 1,700,523 shares of Class A Common Stock. The business address for each of the reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(5)	According to a Schedule 13G/A filed on February 14, 2022 by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Scultpor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”) and Sculptor Enhanced Master Fund, Ltd. (“SCEN”). Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed to be the beneficial owners of the Common Stock of the Issuer held in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the Common Stock reported in this Schedule 13G/A. SCU is the sole shareholder of SCHC, and, for purposes of this Schedule 13G/A, may be deemed to be the beneficial owner of the Common Stock reported in this Schedule 13G/A. The business address for each of the reporting persons is 9 West 57 Street, 39 Floor, New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon closing of our initial public offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remained subject to forfeiture at March 31, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

Our sponsor purchased an aggregate of 4,486,667 private placement warrants for a purchase price of $1.50 per warrant in the Private Placement generating gross proceeds of $6,370,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

We pay AF Ventures, LP and Mistral Capital Management, LLC, affiliates of our sponsor, a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our officers and directors or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On January 12, 2021, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company received proceeds of $300,000 to cover expenses related to the initial public offering. The promissory note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the initial public offering. The outstanding balance under the promissory note of $125,000 was repaid on March 23, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be needed. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Party Policy

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers, advisors or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) taxes payable:

●	Payment to affiliates of our sponsor of $25,000 per month, until the close of our initial business combination, for office space, utilities and secretarial and administrative support;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Heyer, Ms. Fox and Ms. Weinstein are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $113,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

AF ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

AF Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AF Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, TX

March 31, 2022

AF ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$781,302
Prepaid expenses, current	210,000
Total current assets	991,302
Investments held in Trust Account	224,039,393
Prepaid expenses, non-current	44,333
Total Assets	$225,075,028

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accrued expenses - related party	$6,667
Accounts payable	25,875
Franchise tax payable	193,425
Total current liabilities	225,967
Warrant liabilities	7,052,467
Deferred underwriting fee payable	7,840,000
Total Liabilities	15,118,434

Commitments (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 22,400,000 shares at redemption value	224,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 22,400,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560
Additional paid-in capital	—
Accumulated deficit	(14,043,966)
Total stockholders’ deficit	(14,043,406)
Total Liabilities and Stockholders’ Deficit	$225,075,028

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$645,144
Franchise tax expense	193,425
Loss from operations	(838,569)

Expensed offering costs	(686,818)
Unrealized gain on investments held in Trust Account	35,128
Dividend income	4,265
Loss on sale of Private Placement Warrants	(224,333)
Change in fair value of warrant liabilities	11,475,200
Interest income	59
Net income	$9,764,932

Basic and diluted weighted average shares outstanding, Class A common stock	17,958,074
Basic and diluted net income per share, Class A common stock	$0.42
Basic and diluted weighted average shares outstanding, Class B common stock	5,396,034
Basic and diluted net income per share, Class B common stock	$0.42

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to redemption	—	—	—	—	(24,425)	(23,808,913)	(23,833,338)
Forfeiture of Class B common stock(2)	—	—	(150,000)	(15)	—	15	—
Net income	—	—	—	—	—	9,764,932	9,764,932
Balance – December 31, 2021	—	$—	5,600,000	$560	$—	$(14,043,966)	$(14,043,406)

(1)	On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock were subject to forfeiture.

(2)	On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$9,764,932
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	686,818
Unrealized gain on investments held in Trust Account	(35,128)
Dividend income	(4,265)
Change in fair value of warrant liabilities	(11,475,200)
Loss on sale of Private Placement Warrants	224,333
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	(254,334)
Accrued expenses - related party	6,667
Accounts payable	25,875
Franchise tax payable	193,425
Net cash used in operating activities	(866,877)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(224,000,000)
Net cash used in investing activities	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note to Sponsor	125,000
Repayment of promissory note to Sponsor	(125,000)
Payment of offering costs	(626,821)
Proceeds from initial public offering, net of underwriter’s discount paid	219,520,000
Proceeds from sale of Private Placement Warrants	6,730,000
Net cash provided by financing activities	225,648,179

Net change in cash	781,302

Cash - beginning of period	—
Cash - end of period	$781,302

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to possible redemption to redemption value	$23,833,338
Deferred underwriting fee payable	$7,840,000
Forfeiture of Class B common stock	$15

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a trust account (the “Trust Account”) from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 22,400,000 units, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 2,400,000 Units issued pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $224,000,000, which is discussed in Note 3.

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

Following the closing of the Initial Public Offering, an amount of $224,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor has agreed to waive (i) redemption rights with respect to any Founder Shares and Public Shares held in connection with the completion of an initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held in connection with a stockholder vote to approve an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or any extended period of time that the Company may have to consummate an initial Business Combination.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will have until March 23, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Consideration

As of December 31, 2021, the Company had $781,302 in cash held outside of the Trust Account and a working capital surplus of $765,335.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2021 will not be sufficient to allow the Company to operate for the period from the issuance of the financial statements through the Combination Period, assuming that a Business Combination is not consummated during that time. If the Company does not consummate a Business Combination within the Combination Period, it could be forced to liquidate. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 22,400,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$224,000,000
Less:
Proceeds allocated to Public Warrants	(11,573,335)
Issuance costs allocated to Class A common stock	(12,260,003)
Plus:
Accretion of carrying value to redemption value	23,833,338
Class A common stock subject to possible redemption	$224,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,946,821 as a result of the Initial Public Offering (consisting of $4,480,000 of cash underwriting discounts, $7,840,000 of deferred underwriting discounts, and $626,821 of other offering costs). As such, the Company recorded $12,260,003 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company expensed $686,818 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 4) and the Private Placement Warrants do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the recurring fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 470”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,953,334 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the period from January 12, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$7,508,716	$2,256,216
Denominator:
Basic and diluted weighted average shares outstanding	17,958,074	5,396,034
Basic and diluted net income per share	$0.42	$0.42

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,486,667 Private Placement Warrants at a price of $1.50 per warrant in a private placement generating gross proceeds of $6,730,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares initially included an aggregate of up to 750,000 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remained subject to forfeiture as of March 23, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

Promissory Note - Related Party

On January 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $125,000 was repaid on March 23, 2021. The Promissory Note is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings outstanding under the Working Capital Loans.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from January 12, 2021 (inception) through December 31, 2021, the Company incurred expenses of $209,167 under the agreement. The Company paid $202,500 during the period ended December 31, 2021. As of December 31, 2021, the Company had $6,667 in accrued administrative support agreement expense, which is included in accrued expenses - related party on the accompanying balance sheet.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 23, 2021 the underwriters purchased an additional 2,400,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,000,000 to the Company. On May 12, 2021, the remaining portion of the underwriters’ over-allotment option expired.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7. WARRANTS

As of December 31, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 22,400,000 shares of Class A common stock issued or outstanding, including 22,400,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

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

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$163,544
Net operating loss carryforwards	43,820
Total deferred tax assets	207,364
Valuation allowance	(202,576)
Deferred tax liabilities:
Unrealized gain on investments	(4,788)
Total deferred tax liabilities	(4,788)
Deferred tax assets, net of allowance	$—

The income tax provision for the period from January 12, 2021 (inception) through December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(167,814)

State
Current	—
Deferred	(34,762)
Change in valuation allowance	202,576
Income tax provision	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $189,000 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the valuation allowance was $202,576.

AF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	4.4%
Change in fair value of derivative warrant liabilities	(29.8)%
Non-deductible transaction costs	2.4%
Change in valuation allowance	2.0%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and Florida which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$224,039,393	$224,039,393	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,405,334	$4,405,334	$—	$—
Warrant liability – Private Placement Warrants	$2,647,133	$—	$—	$2,647,133

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.59 per warrant as of December 31, 2021.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of March 23, 2021 (Initial Measurement)
Stock price	$9.77
Strike price	$11.50
Probability of completing a Business Combination	85.0%
Expected life of the option to convert (in years)	6.59
Volatility	4% pre-merger / 26% post-merger
Risk-free rate	1.19%
Fair value of warrants	$1.55

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of December 31, 2021	As of March 23, 2021 (Initial Measurement)
Stock price	$9.72	$9.77
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	85.0%
Dividend yield	—%	—%
Term (in years)	5.81	6.59
Volatility	10.1%	21.6%
Risk-free rate	1.3%	1.2%
Fair value of warrants	$0.59	$1.55

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 12, 2021 (inception)	$—
Initial measurement as of March 23, 2021	18,527,667
Transfer of Public Warrants to Level 1 measurement	(12,544,001)
Change in fair value	(3,336,533)
Fair value as of December 31, 2021	$2,647,133

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $11,475,200 within change in fair value of warrant liabilities in the statement of operations during the for the period from January 12, 2021 (inception) through December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX15

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 18, 2021, by and among the Company and Cowen and Company, LLC, as underwriter. (3)
3.1	Amended and Restated Certificate of Incorporation (3)
3.3	Bylaws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated January 12, 2021, issued to the Sponsor (1)
10.2	Letter Agreement, dated March 18, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.3	Investment Management Trust Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated March 18, 2021, by and between the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated January 12, 2021, between the Registrant and the Sponsor (1)
10.6	Private Placement Warrants Purchase Agreement, dated March 18, 2021, by and between the Company and the Sponsor. (3)
10.7	Administrative Support Agreement, dated March 18, 2021, by and between the Company and Mistral Capital Management LLC, AF Ventures LLC, and Scharf Brothers LLC. (3)
10.8	Form of Indemnity Agreement (2)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	XBRL Instance Document*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 25, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 5, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	AF ACQUISITION CORP.

	By:	/s/ Andrew Scharf
	Name:	Andrew Scharf
	Title:	Chairman and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Scharf	Chairman and President	March 31, 2022
Andrew Scharf	(Co-Principal Executive Officer)

/s/ Jordan Gaspar	Chief Executive Officer and Director	March 31, 2022
Jordan Gaspar	(Co-Principal Executive Officer)

/s/ Christopher Bradley	Chief Financial Officer and Secretary	March 31, 2022
Christopher Bradley	(Principal Financial and Accounting Officer)

/s/ Andrew Heyer	Independent Director	March 31, 2022
Andrew Heyer

/s/ Mary Fox	Independent Director	March 31, 2022
Mary Fox

/s/ Nola Weinstein	Independent Director	March 31, 2022
Nola Weinstein