Form 10-Q
period 2022-03-31
AF Acquisition Corp.
filed 2022-05-13
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of March 13, 2022 there were 22,400,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 5,600,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

AF ACQUISITION CORP.
TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$395,919	$781,302
Prepaid expenses, current	201,832	210,000
Total current assets	597,751	991,302
Investments held in Trust Account	224,040,479	224,039,393
Prepaid expenses, non-current	—	44,333
Total Assets	$224,638,230	$225,075,028

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accrued expenses - related party	$6,667	$6,667
Accounts payable and accrued expenses	94,303	25,875
Franchise tax payable	48,634	193,425
Total current liabilities	149,604	225,967
Warrant liabilities	3,107,867	7,052,467
Deferred underwriting fee payable	7,840,000	7,840,000
Total Liabilities	11,097,471	15,118,434

Commitments (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 22,400,000 shares at redemption value	224,000,000	224,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 22,400,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	—	—
Accumulated deficit	(10,459,801)	(14,043,966)
Total stockholders’ deficit	(10,459,241)	(14,043,406)
Total Liabilities and Stockholders’ Deficit	$224,638,230	$225,075,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from January 12, 2021 (Inception) Through March 31, 2021
Operating and formation costs	$351,690	$18,645
Franchise tax expense	49,232	42,623
Loss from operations	(400,922)	(61,268)
Expensed offering costs	—	(686,818)
Unrealized gain on investments held in Trust Account	40,480	—
Loss on sale of private placement warrants	—	(224,333)
Change in fair value of warrant liabilities	3,944,600	(1,553,934)
Interest income	7	—
Net income (loss)	$3,584,165	$(2,526,353)

Basic and diluted weighted average shares outstanding, Class A common stock	22,400,000	2,297,436
Basic and diluted net income (loss) per share, Class A common stock	$0.22	$(0.34)
Basic and diluted weighted average shares outstanding, Class B common stock(1)	5,600,000	5,061,538
Basic and diluted net income (loss) per share, Class B common stock	$0.22	$(0.34)

(1) On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock were subject to forfeiture. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,600,000	$560	$—	$(14,043,966)	$(14,043,406)
Net income	—	—	—	—	—	3,584,165	3,584,165
Balance - March 31, 2022	—	$—	5,600,000	$560	$—	$(10,459,801)	$(10,459,241)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to redemption	—	—	—	—	(24,425)	(23,808,913)	(23,833,338)
Net loss	—	—	—	—	—	(2,526,353)	(2,526,353)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(26,335,266)	$(26,334,691)

(1)	On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock were subject to forfeiture. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from January 12, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,584,165	$(2,526,353)
Adjustments to reconcile net income (loss) to net cash used in operations:
Expensed offering costs	—	686,818
Unrealized gain on investments held in Trust Account	(40,480)	—
Change in fair value of warrant liabilities	(3,944,600)	1,553,934
Loss on sale of private placement warrants	—	224,333
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	52,501	(22,629)
Accounts payable and accrued expenses	68,428	8,167
Franchise tax payable	(144,791)	42,623
Net cash used in operating activities	(424,777)	(33,107)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(224,000,000)
Proceeds from Trust Account to pay tax	39,394	—
Net cash used in investing activities	39,394	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to Sponsor	—	125,000
Repayment of promissory note to Sponsor	—	(125,000)
Payment of offering costs	—	(534,012)
Proceeds from initial public offering, net of underwriter’s discount paid	—	219,520,000
Proceeds from sale of private placement warrants	—	6,730,000
Net cash provided by financing activities	—	225,740,988

Net change in cash	(385,383)	1,707,881
Cash - beginning of period	781,302	—
Cash - end of period	$395,919	$1,707,881

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption value	$—	$23,833,338
Offering costs included in accrued offering costs	$—	$92,809
Deferred underwriting fee payable	$—	$7,840,000

The accompanying notes are an integral part of these unaudited condensed financial statements

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a trust account (the “Trust Account”) from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 22,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 2,400,000 Units issued pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $224,000,000, which is discussed in Note 3.

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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

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
MARCH 31, 2022
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

Going Concern Consideration

As of March 31, 2022, the Company had $395,919 in cash held outside of the Trust Account and working capital surplus of $496,781.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will not be sufficient to allow the Company to operate for one year from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. If the Company does not consummate a Business Combination within the Combination Period, it could be forced to liquidate. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time for one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The Company will have until March 23, 2023 to complete a Business Combination. If a Business Combination is not consummated by March 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. As a result of the above, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed financial statements. Therefore, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company's ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company's ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company's financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in the condensed financial statements is the determination of the fair value of warrant liabilities as further described below.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgement in its estimates.

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$224,000,000
Less:
Proceeds allocated to Public Warrants	(11,573,335)
Issuance costs allocated to Class A common stock	(12,260,003)
Plus:
Accretion of carrying value to redemption value	23,833,338
Class A common stock subject to possible redemption	$224,000,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $12,946,821 as a result of the Initial Public Offering (consisting of $4,480,000 of cash underwriting discounts, $7,840,000 of deferred underwriting discounts, and $626,821 of other offering costs). As such, the Company recorded $12,260,003 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units. The Company expensed $686,818 of offering costs in 2021 in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 3) and the Private Placement Warrants do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the recurring fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,953,334 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 12, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$4,888,414	$1,222,104	$(788,715)	$(1,737,638)
Denominator:
Basic and diluted weighted average shares	22,400,000	5,600,000	2,297,436	5,061,538
Basic and diluted net income (loss) per share	$0.22	$0.22	$(0.34)	$(0.34)

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares initially included an aggregate of up to 750,000 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remained subject to forfeiture at March 23, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, and the period from January 12, 2021 (Inception) through March 31, 2021, the Company incurred expenses of $67,500 and $0, respectively, under the administrative support agreement. As of March 31, 2022 and December 31, 2021, the Company had $6,667 in accrued administrative support agreement expense, which is included in accrued expenses - related party on the accompanying condensed balance sheets.

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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 7. WARRANTS

At March 31, 2022 and December 31, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding.

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
MARCH 31, 2022
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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,400,000 shares of Class A common stock issued or outstanding, including 22,400,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$224,040,479	$224,040,479	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,941,334	$1,941,334	$—	$—
Warrant liability – Private Placement Warrants	$1,166,533	$—	$—	$1,166,533
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$224,039,393	$224,039,393	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,405,334	$4,405,334	$—	$—
Warrant liability – Private Placement Warrants	$2,647,133	$—	$—	$2,647,133

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.26 per warrant as of March 31, 2022 and $0.59 per warrant as of December 31, 2021.

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

AF ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of March 23, 2021 (Initial Measurement)
Stock Price on Valuation Date	$9.77
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.59
Volatility	4% pre-merger/26% post-merger
Risk-free rate	1.19%
Fair value of warrants	$1.55

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.76	$9.72
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Term (in years)	5.56	5.81
Volatility	4.2%	10.1%
Risk-free rate	2.4%	1.3%
Fair value of warrants	$0.26	$0.59

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 12, 2021 (inception)	$—
Initial measurement at March 23, 2021	18,527,667
Transfer of Public Warrants to Level 1 measurement	(12,544,001)
Change in fair value	(3,336,533)
Fair value as of December 31, 2021	2,647,133
Change in fair value	(1,480,600)
Fair value as of March 31, 2022	$1,166,533

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,944,600 (including $2,464,000 related to the Public Warrants – Level 1 and $1,480,600 related to the Private Placement Warrants – Level 3) within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three months ended March 31, 2022. The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,553,934 within change in fair value of warrant liabilities in the Condensed Statements of Operations during the period from January 12, 2021 (Inception) through March 31, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

For the three months ended March 31, 2022, we had net income of $3,584,165, which resulted from the change in fair value of warrant liabilities of $3,944,600, unrealized gain on investments held in Trust Account of $40,480, interest income of $7, offset by operating and formation costs of $351,690 and franchise tax expense of $49,232.

For the period from January 12, 2021 (Inception) through March 31, 2021, we had net loss of $2,526,353, which resulted from the change in fair value of warrant liabilities of $1,553,934, the loss on the sale of Private Placement Warrants (as defined below) of $224,333, expensed offering costs of $686,818, operating and formation costs of $18,645 and franchise tax expense of $42,623.

Liquidity and Capital Resources

On March 23, 2021, we consummated an Initial Public Offering of 22,400,000 units (including partial exercise of the underwriters’ over-allotment option), generating gross proceeds of $224,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 4,486,667 warrants to AF Sponsor LLC (the “sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $6,730,000.

For the three months ended March 31, 2022, net cash used in operating activities was $385,383, which was due to an unrealized gain on investments held in Trust Account of $40,480, change in fair value of warrant liabilities of $3,944,600, changes in operating assets and liabilities of $23,862, offset by our net income of $3,584,165 and realized gain on investments held in Trust Account of $39,395.

For the three months ended March 31, 2022, net cash used in investing activities was $39,394, which was due to proceeds from the Trust Account to pay taxes of $39,394.

For the three months ended March 31, 2022 net cash provided by financing activities was $0.

For the period from January 12, 2021 (Inception) through March 31, 2021, net cash used in operating activities was $33,107, which was due to our net loss of $2,526,353, offset by expensed offering costs of $686,818, change in fair value of warrant liabilities of $1,553,934, loss on sale of Private Placement Warrants of $224,333, and changes in operating assets and liabilities of $28,161.

For the period from January 12, 2021 (Inception) through March 31, 2021, net cash used in investing activities was $224,000,000, which was due to cash deposited in the Trust Account.

For the period from January 12, 2021 (Inception) through March 31, 2021, net cash provided by financing activities was $225,740,988, which was due to proceeds from the Initial Public Offering of $219,520,000, proceeds from the sale of Private Placement Warrants of $6,730,000, proceeds from the issuance of Class B common stock to the Sponsor of $25,000, offset by payments of offering costs of $534,012.

As of March 31, 2022, we had cash of $395,919 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 23, 2021 the underwriters purchased an additional 2,400,000 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,000,000 to the Company. On May 12, 2021, the remaining portion of the underwriters’ over-allotment option expired, and in connection therewith, 150,000 shares of Class B common stock were forfeited.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of March 31, 2022 and December 31, 2021, 22,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income (loss) shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,953,334 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 23, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited balance sheet as of March 23, 2021 (the “March 2021 Balance Sheet” and the restatement of the Company’s audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “September 30, 2021 Quarterly Report” and, together with the March 2021 Balance Sheet, the “Prior Financials”).

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement for the above-mentioned periods, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our December 31, 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our December 31, 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Acquisition Corp.

Date: May 13, 2022	By:	/s/ Andrew Z. Scharf
		Name:	Andrew Z. Scharf
		Title:	Chairman and President

Date: May 13, 2022	By:	/s/ Christopher Bradley
		Name:	Christopher Bradley
		Title:	Chief Financial Officer and Secretary