Form 10-Q
period 2022-06-30
AF Acquisition Corp.
filed 2022-08-15
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40248

AF ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1456857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

241 Bradley Place - Suite C

Palm Beach, Florida 33480

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

As of August 12, 2022 there were 22,400,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 5,600,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

AF ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 480” are to ASC Topic 480, “Distinguishing Liabilities from Equity”;

●	“ASC 740” are to ASC Topic 740, “Income Taxes”;

●	“ASC 815” are to ASC Topic 815, “Derivatives and Hedging”;

●	“ASC 820” are to ASC Topic 820, “Fair Value Measurement”;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●

“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to March 23, 2023, that the Company has to consummate an initial business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to AF Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 18, 2022;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

ii

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our Sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 25, 2021, as amended, and declared effective on March 18, 2021 (File No. 333-253544);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to AF Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $224,000,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share of Class A Common Stock and one-third of one public warrant; and

●

“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

AF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets:	(Unaudited)	(Audited)
Current assets:
Cash	$12,267	$781,302
Prepaid expenses, current	149,333	210,000
Total current assets	161,600	991,302
Investments held in Trust Account	224,360,162	224,039,393
Prepaid expenses, non-current	—	44,333
Total Assets	$224,521,762	$225,075,028

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accrued expenses - related party	$6,667	6,667
Accounts payable and accrued expenses	60,000	25,875
Franchise tax payable	20,772	193,425
Total current liabilities	87,439	225,967
Warrant liabilities	1,718,334	7,052,467
Deferred underwriting fee payable	7,840,000	7,840,000
Total Liabilities	9,645,773	15,118,434

Commitments (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 100,000,000 shares authorized and 22,400,000 shares issued and outstanding at redemption value of $10.01 and $10.00, respectively	224,239,392	224,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 22,400,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	—	—
Accumulated deficit	(9,363,963)	(14,043,966)
Total Stockholders’ Deficit	(9,363,403)	(14,043,406)
Total Liabilities and Stockholders’ Deficit	$224,521,762	$225,075,028

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from January 12, 2021 (Inception) Through June 30, 2021
Operating and formation costs	$324,204	$202,513	$675,894	$221,158
Franchise tax expense	49,785	46,448	99,017	89,071
Loss from operations	(373,989)	(248,961)	(774,911)	(310,229)
Expensed offering costs	—	—	—	(686,818)
Unrealized gain on investments held in Trust Account	319,683	2,500	360,163	2,500
Loss on sale of private placement warrants	—	—	—	(224,333)
Gain on change in fair value of warrant liabilities	1,389,533	9,517,801	5,334,133	7,963,867
Interest income	3	30	10	30
Net income	$1,335,230	$9,271,370	$4,919,395	$6,745,017

Basic and diluted weighted average shares outstanding, Class A common stock	22,400,000	22,400,000	22,400,000	13,121,893
Basic and diluted net income per share, Class A common stock	$0.05	$0.33	$0.18	$0.37
Basic and diluted weighted average shares outstanding, Class B common stock	5,600,000	5,600,000	5,600,000	5,351,479
Basic and diluted net income per share, Class B common stock	$0.05	$0.33	$0.18	$0.37

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,600,000	$560	$—	$(14,043,966)	$(14,043,406)
Net income	—	—	—	—	—	3,584,165	3,584,165
Balance - March 31, 2022	—	—	5,600,000	560	—	(10,459,801)	(10,459,241)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(239,392)	(239,392)
Net income	—	—	—	—	—	1,335,230	1,335,230
Balance - June 30, 2022	—	$—	5,600,000	$560	$—	$(9,363,963)	$(9,363,403)

FOR THE PERIOD FROM JANUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,425)	(23,808,913)	(23,833,338)
Net loss	—	—	—	—	—	(2,526,353)	(2,526,353)
Balance - March 31, 2021	—	—	5,750,000	575	—	(26,335,266)	(26,334,691)
Forfeiture of Class B common stock (2)	—	—	(150,000)	(15)	—	15	—
Net income	—	—	—	—	—	9,271,370	9,271,370
Balance - June 30, 2021	—	$—	5,600,000	$560	$—	$(17,063,881)	$(17,063,321)

(1)	On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock were subject to forfeiture.
(2)	On May 12, 2021 as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from January 12, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income	$4,919,395	$6,745,017
Adjustments to reconcile net income to net cash used in operations:
Expensed offering costs	—	686,818
Unrealized gain on investments held in Trust Account	(360,163)	(2,500)
Gain on change in fair value of warrant liabilities	(5,334,133)	(7,963,867)
Loss on sale of private placement warrants	—	224,333
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	105,000	(376,179)
Accounts payable and accrued expenses	34,125	14,167
Franchise tax payable	(172,653)	89,071
Net cash used in operating activities	(808,429)	(583,140)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(224,000,000)
Proceeds from Trust Account to pay tax	39,394	—
Net cash provided by (used in) investing activities	39,394	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to Sponsor	—	125,000
Repayment of promissory note to Sponsor	—	(125,000)
Payment of offering costs	—	(626,820)
Proceeds from initial public offering, net of underwriter’s discount paid	—	219,520,000
Proceeds from sale of private placement warrants	—	6,730,000
Net cash provided by financing activities	—	225,648,180

Net change in cash	(769,035)	1,065,040
Cash – beginning of period	781,302	—
Cash – end of period	$12,267	$1,065,040

Supplemental disclosure of noncash investing and financing activities:
Initial classification of warrant liabilities	$—	$18,527,667
Deferred underwriting fee payable	$—	$7,840,000
Accretion of Class A common stock subject to redemption to redemption value	$—	$23,833,338
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$626,821
Forfeiture of Class B common stock	$—	$15
Remeasurement of Class A common stock subject to possible redemption amount	$239,392	$—

The accompanying notes are an integral part of these financial statements.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a trust account (the “Trust Account”) from the proceeds derived from the Initial Public Offering.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s ASC 480.

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

JUNE 30, 2022

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Consideration

As of June 30, 2022, the Company had $12,267 in cash held outside of the Trust Account and working capital surplus of $94,933.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for the period from the issuance of the condensed financial statements through the Combination Period, assuming that a Business Combination is not consummated during that time. If a Business Combination is not consummated by March 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the condensed financial statements are issued. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses) (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock $239,392 of as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$224,000,000
Less:
Proceeds allocated to Public Warrants	(11,573,335)
Issuance costs allocated to common stock	(12,260,003)
Plus:
Accretion of carrying value to redemption value	23,833,338
Common stock subject to possible redemption at December 31, 2021	$224,000,000
Plus:
Remeasurement of carrying value to redemption value	239,392
Common stock subject to possible redemption at June 30, 2022	$224,239,392

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

JUNE 30, 2022

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption value approximates fair value. Therefore, the earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 11,953,334 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 12, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	1,068,184	267,046	7,417,096	1,854,274	3,935,516	983,879	4,791,079	1,953,938
Denominator:
Basic and diluted weighted average shares outstanding	22,400,000	5,600,000	22,400,000	5,600,000	22,400,000	5,600,000	13,121,893	5,351,479
Basic and diluted net income per share	$0.05	$0.05	$0.33	$0.33	$0.18	$0.18	$0.37	$0.37

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

Fair Value of Financial Instruments

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

(UNAUDITED)

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

Promissory Note - Related Party

On January 12, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The promissory note was non-interest bearing and was payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the promissory note of $125,000 was repaid on March 23, 2021. The promissory note is no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under the Working Capital Loans. On July 12, 2022, the Company issued a promissory note in the principal amount of up to $200,000 to the Sponsor (see Note 11).

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred expenses of $67,500 and $135,000, respectively, under the administrative support agreement. During the three months ended June 30, 2021, and the period from January 12, 2021 (Inception) through June 30, 2021, the Company incurred expenses of $75,000 and $81,667, respectively, under the administrative support agreement. As of June 30, 2022 and December 31, 2021, the Company had $6,667 in accrued administrative support agreement expense, which is included in accrued expenses - related party on the accompanying condensed balance sheets.

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

NOTE 7. WARRANTS

At June 30, 2022 and December 31, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,400,000 shares of Class A common stock issued and outstanding, of which 22,400,000 shares of Class A common stock subject to possible redemption are classified outside of permanent equity as temporary equity.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.0%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and unrealized gains on the investments held in the Trust Account, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$224,360,162	$224,360,162	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,045,334	$1,045,334	$—	$—
Warrant liability – Private Placement Warrants	$673,000	$—	$—	$673,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$224,039,393	$224,039,393	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,405,334	$4,405,334	$—	$—
Warrant liability – Private Placement Warrants	$2,647,133	$—	$—	$2,647,133

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.14 per warrant as of June 30, 2022 and $0.59 per warrant as of December 31, 2021.

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

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of March 23, 2021 (Initial Measurement)
Stock Price on Valuation Date	$9.77
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.59
Volatility	4% pre-merger/26 post-merger %
Risk-free rate	1.19%
Fair value of warrants	$1.55

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.75	$9.72
Strike price	$11.50	$11.50
Probability of completing a Business Combination	13.0%	*
Dividend yield	—%	—%
Term (in years)	5.73	5.81
Volatility	12.5%	10.1%
Risk-free rate	3.0%	1.3%
Fair value of warrants	$0.15	$0.59

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

AF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 12, 2021 (inception)	$—
Initial measurement at March 23, 2021	18,527,667
Transfer of Public Warrants to Level 1 measurement	(12,544,001)
Change in fair value	(3,336,533)
Fair value as of December 31, 2021	2,647,133
Change in fair value	(1,480,600)
Fair value as of March 31, 2022	1,166,533
Change in fair value	(493,533)
Fair value as of June 30, 2022	$673,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,389,533 and $5,334,133 (including $896,000 and $3,360,000 related to the Public Warrants - Level 1 and $493,533 and $1,974,133 related to the Private Placement Warrants - Level 3) within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three and six months ended June 30, 2022, respectively. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $9,517,801 and $7,963,867 within change in fair value of warrant liabilities in the Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 12, 2021 (Inception) through June 30, 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 12, 2022, the Company issued a promissory note (the “Sponsor Working Capital Loan”) in the principal amount of up to $200,000 to the “Sponsor”. If the Company completes a Business Combination, the Company would repay the Sponsor Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Sponsor Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Sponsor Working Capital Loan may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Sponsor Working Capital Loan. On July 20, 2022, the Company drew down $100,000 from the Working Capital Loan with the Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

For the three months ended June 30, 2022, we had net income of $1,335,230, which resulted from a gain on the change in fair value of warrant liabilities of $1,389,533, unrealized gain on investments held in Trust Account of $319,683, and interest income of $3, partially offset by operating and formation costs of $324,204 and franchise tax expense of $49,785.

For the three months ended June 30, 2021, we had net income of $9,271,370, which resulted from a gain on the change in fair value of warrant liabilities of $9,517,801, unrealized gain on investments held in Trust Account of $2,500, and interest income of $30, partially offset by operating and formation costs of $202,513 and franchise tax expense of $46,448.

For the six months ended June 30, 2022, we had net income of $4,919,395, which resulted from a gain on the change in fair value of warrant liabilities of $5,334,133, unrealized gain on investments held in Trust Account of $360,163, and interest income of $10, partially offset by operating and formation costs of $675,894 and franchise tax expense of $99,017.

For the period from January 12, 2021 (inception) through June 30, 2021, we had net income of $6,745,017, which resulted from a gain on the change in fair value of warrant liabilities of $7,963,867, unrealized gain on investments held in Trust Account of $2,500, and interest income of $30, partially offset by expensed offering costs of $686,818, loss on sale of private placement warrants of $224,333, operating and formation costs of $221,158, and franchise tax expense of $89,071.

Liquidity and Capital Resources

On March 23, 2021, we consummated an Initial Public Offering of 22,400,000 units generating gross proceeds of $224,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 4,486,667 warrants to the Sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $6,730,000.

For the six months ended June 30, 2022, net cash used in operating activities was $808,429, which was due to a gain on the change in fair value of warrant liabilities of $5,334,133, unrealized gains on investments held in Trust Account of $360,163, and changes in working capital of $33,528, partially offset by our net income of $4,919,395.

For the period from January 12, 2021 (inception) through June 30, 2021, net cash used in operating activities was $583,140, which was due to a gain on the change in fair value of warrant liabilities of $7,963,867, changes in working capital of $272,941, and unrealized gains on investments held in Trust Account of $2,500, partially offset by our net income of $6,745,017, expensed offering costs of $686,818, and the loss on sale of private placement warrants of $224,333.

For the six months ended June 30, 2022, net cash provided by investing activities was $39,394, which was due to proceeds from the Trust Account to pay taxes of $39,394.

For the period from January 12, 2021 (inception) through June 30, 2021, net cash used in investing activities was $224,000,000, which was due to cash deposited in the Trust Account.

For the six months ended June 30, 2022, there were no net cash flows from financing activities.

For the period from January 12, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $225,648,180, which was due to proceeds from the Initial Public Offering, net of cash underwriter’s discount paid, of $219,520,000, proceeds from the sale of private placement warrants of $6,730,000, proceeds from the issuance of a promissory note to our Sponsor of $125,000, and proceeds from the issuance of Class B common stock to our Sponsor of $25,000, partially offset by payments of offering costs of $626,820 and the prepayment of the promissory note with our Sponsor of $125,000.

As of June 30, 2022, we had cash of $12,267 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On July 12, 2022, the Company issued a promissory note (the “Sponsor Working Capital Loan”) in the principal amount of up to $200,000 to the “Sponsor”. On July 20, 2022, the Company drew $100,000 from the Working Capital Loan with the Sponsor.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of June 30, 2022 and December 31, 2021, 22,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Working Capital Loan

On July 12, 2022, the Company issued a promissory note in the principal amount of up to $200,000 to the “Sponsor”. If the Company completes a Business Combination, the Company would repay the Sponsor Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Sponsor Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Sponsor Working Capital Loan may be converted into warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Sponsor Working Capital Loan. On July 20, 2022, the Company drew $100,000 from the Working Capital Loan with the Sponsor.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the Company’s restatement of its March 23, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, other than as discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2021, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021, (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC on August 16, 2021, and (v) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not have entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not have completed its business combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However. if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Promissory Note of the Company, dated July 12, 2022.(1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Acquisition Corp.

Date: August 12, 2022	By:	/s/ Andrew Z. Scharf
		Name:	Andrew Z. Scharf
		Title:	Chairman and President

Date: August 12, 2022	By:	/s/ Jordan Gaspar
		Name:	Jordan Gaspar
		Title:	Chief Executive Officer

Date: August 12, 2022	By:	/s/ Christopher Bradley
		Name:	Christopher Bradley
		Title:	Chief Financial Officer and Secretary