Form 10-Q
period 2022-09-30
AF Acquisition Corp.
filed 2022-11-21
CIK 1841661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 21, 2022 there were 22,400,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 5,600,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

AF ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED).	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited).	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021.	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the three months ended September 30, 2021 and the period from January 12, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from January 12, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements.	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	25

Item 4.	CONTROLS AND PROCEDURES.	25

PART II - OTHER INFORMATION		27

Item 1.	LEGAL PROCEEDINGS.	27

Item 1A.	RISK FACTORS.	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES.	29

Item 4.	MINE SAFETY DISCLOSURES.	29

Item 5.	OTHER INFORMATION.	29

Item 6.	EXHIBITS.	30

SIGNATURES		31

AF ACQUISITION CORP.

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASC 480” are to ASC Topic 480, “Distinguishing Liabilities from Equity”;
●	“ASC 740” are to ASC Topic 740, “Income Taxes”;
●	“ASC 815” are to ASC Topic 815, “Derivatives and Hedging”;
●	“ASC 820” are to ASC Topic 820, “Fair Value Measurement”;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“CFIUS” are to the Committee on Foreign Investment in the United States;
●	“Certificate of Incorporation” are to the second amended and restated Certificate of Incorporation of AF Acquisition Corp.;
●	“Certifying Officers” are to AF Acquisition Corp.’s Chief Executive Officers Andrew Z. Scharf and Jordan Gaspar, and our Chief Financial Officer, Christopher Bradley;
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to March 23, 2023, that the Company has to consummate an initial business combination;
●	“common stock” are to the Class A common stock and the Class B common stock;
●	“Company,” “our Company,” “we” or “us”, “AF” are to AF Acquisition Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IR Act” are to the Inflation Reduction Act of 2022;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 18, 2022;
●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to AF Acquisition Corp.’s officers and directors;
●	“March 2021 Balance Sheet” are to AF Acquisition Corp.’s audited balance sheet as of March 23, 2021;
●	“Market Value” are to the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination;
●	“Newly Issued Price” are to the price of the Company issued additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance);
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants issued to our Sponsor in the private placement;
●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);
●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 25, 2021, as amended, and declared effective on March 18, 2021 (File No. 333-253544);
●	“Report” or “Quarterly Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;
●	“SPACs” are to special purpose acquisition companies;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” are to AF Sponsor LLC, a Delaware limited liability company;
●	“Treasury Department” are to the U.S. Department of the Treasury;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $224,000,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share of Class A Common Stock and one-third of one public warrant; and
●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets:	(Unaudited)	(Audited)
Current assets:
Cash	$66,851	$781,302
Prepaid expenses, current	96,833	210,000
Total current assets	163,684	991,302
Investments held in Trust Account	225,378,078	224,039,393
Prepaid expenses, non-current	—	44,333
Total Assets	$225,541,762	$225,075,028

Liabilities, Redeemable Class A Common Stock, and Stockholders' Deficit:
Current liabilities:
Accrued expenses - related party	$21,667	$6,667
Accounts payable and accrued expenses	86,757	25,875
Income taxes payable	221,839	—
Franchise tax payable	71,045	193,425
Convertible promissory note - related party	17,300	—
Total current liabilities	418,608	225,967
Warrant liabilities	478,134	7,052,467
Deferred underwriting fee payable	7,840,000	7,840,000
Total Liabilities	8,736,742	15,118,434

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 100,000,000 shares authorized and 22,400,000 shares issued and outstanding at redemption value of $10.04 and $10.00, respectively	224,934,921	224,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 22,400,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,600,000 shares issued and outstanding	560	560
Additional paid-in capital	—	—
Accumulated deficit	(8,130,461)	(14,043,966)
Total Stockholders' Deficit	(8,129,901)	(14,043,406)
Total Liabilities, Redeemable Class A Common Stock, and Stockholders' Deficit	$225,541,762	$225,075,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from January
				12, 2021
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating and formation costs	$239,672	$198,167	$915,566	$419,325
Franchise tax expense	50,273	50,273	149,290	139,344
Loss from operations	(289,945)	(248,440)	(1,064,856)	(558,669)
Expensed offering costs	—	—	—	(686,818)
Unrealized gain on investments held in Trust Account	1,017,915	11,517	1,378,078	14,017
Dividend income	—	4,265	—	4,265
Loss on sale of private placement warrants	—	—	—	(224,333)
Gain on change in fair value of warrant liabilities	1,240,200	3,869,933	6,574,333	11,833,800
Gain on change in fair value of convertible promissory note - related party	3,000	—	3,000	—
Interest income	—	18	10	48
Income before income taxes	1,971,170	3,637,293	6,890,565	10,382,310
Income tax expense	(221,839)	—	(221,839)	—
Net income	$1,749,331	$3,637,293	$6,668,726	$10,382,310

Basic and diluted weighted average shares outstanding, Class A common stock	22,400,000	22,400,000	22,400,000	16,907,280
Basic and diluted net income per share, Class A common stock	$0.06	$0.13	$0.24	$0.46
Basic and diluted weighted average shares outstanding, Class B common stock	5,600,000	5,600,000	5,600,000	5,439,080
Basic and diluted net income per share, Class B common stock	$0.06	$0.13	$0.24	$0.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Common Stock
							Total
	Class A		Class B		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	5,600,000	$560	$—	$(14,043,966)	$(14,043,406)
Net income	—	—	—	—	—	3,584,165	3,584,165
Balance – March 31, 2022	—	—	5,600,000	560	—	(10,459,801)	(10,459,241)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(239,392)	(239,392)
Net income	—	—	—	—	—	1,335,230	1,335,230
Balance – June 30, 2022	—	—	5,600,000	560	—	(9,363,963)	(9,363,403)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	179,700	—	179,700
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(179,700)	(515,829)	(695,529)
Net income	—	—	—	—	—	1,749,331	1,749,331
Balance – September 30, 2022	—	$—	5,600,000	$560	$—	$(8,130,461)	$(8,129,901)

For the Three months ended September 30, 2021 and the Period from January 12, 2021 (Inception) through September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - January 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Remeasurement of Class A common stock subject to redemption	—	—	—	—	(24,425)	(23,808,913)	(23,833,338)
Net loss	—	—	—	—	—	(2,526,353)	(2,526,353)
Balance – March 31, 2021	—	—	5,750,000	575	—	(26,335,266)	(26,334,691)
Forfeiture of Class B common stock (2)	—	—	(150,000)	(15)	—	15	—
Net income	—	—	—	—	—	9,271,370	9,271,370
Balance – June 30, 2021	—	—	5,600,000	560	—	(17,063,881)	(17,063,321)
Net income	—	—	—	—	—	3,637,293	3,637,293
Balance – September 30, 2021	—	$—	5,600,000	$560	$—	$(13,426,588)	$(13,426,028)

(1)	On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, 150,000 shares of Class B common stock were subject to forfeiture.
(2)	On May 12, 2021 as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January
		12, 2021
	Nine Months	(Inception)
	Ended September	Through
	30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,668,726	$10,382,310
Adjustments to reconcile net income to net cash used in operations:
Expensed offering costs	—	686,818
Unrealized gain on investments held in Trust Account	(1,378,078)	(14,017)
Gain on change in fair value of warrant liabilities	(6,574,333)	(11,833,800)
Gain on change in fair value of convertible promissory note - related party	(3,000)	—
Dividend income	—	(4,265)
Loss on sale of private placement warrants	—	224,333
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	157,500	(317,830)
Accounts payable and accrued expenses	60,882	6,033
Accrued expenses - related party	15,000	6,667
Income tax payable	221,839	—
Franchise tax payable	(122,380)	139,344
Net cash used in operating activities	(953,844)	(724,407)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(224,000,000)
Proceeds from Trust Account to pay tax	39,393	—
Net cash provided by (used in) investing activities	39,393	(224,000,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	200,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to Sponsor	—	125,000
Repayment of promissory note to Sponsor	—	(125,000)
Payment of offering costs	—	(626,820)
Proceeds from initial public offering, net of underwriter's discount paid	—	219,520,000
Proceeds from sale of private placement warrants	—	6,730,000
Net cash provided by financing activities	200,000	225,648,180

Net change in cash	(714,451)	923,773
Cash - beginning of period	781,302	—
Cash - end of period	$66,851	$923,773

Supplemental disclosure of noncash investing and financing activities:
Initial classification of warrant liabilities	$—	$18,527,667
Deferred underwriting fee payable	$—	$7,840,000
Accretion of Class A common stock subject to redemption to redemption value	$—	$23,833,338
Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$626,821
Forfeiture of Class B common stock	$—	$15
Remeasurement of Class A common stock to redemption amount	$934,921	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AF Acquisition Corp. is a blank check company incorporated in Delaware on January 12, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in the Trust Account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 22,400,000 units, including 2,400,000 Units issued pursuant to the partial exercise of the underwriter’s over-allotment option, generating gross proceeds of $224,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,486,667 private placement warrants at a price of $1.50 per Private Placement Warrant in a private placement to AF Sponsor LLC generating gross proceeds of $6,730,000, which is described in Note 4.

Transaction costs related to the issuances described above amounted to $12,946,821, consisting of $4,480,000 of cash underwriting fees, $7,840,000 of deferred underwriting fees and $626,821 of other costs.

Following the closing of the Initial Public Offering, an amount of $224,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, as amended, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s ASC 480.

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act, as amended, will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act, as amended. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2022, the Company had $66,851 in cash held outside of the Trust Account and working capital surplus, excluding income taxes and franchise taxes which are paid out of the Trust Account, of $37,960.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for the period from the issuance of the condensed financial statements through the Combination Period, assuming that a Business Combination is not consummated during that time. If a Business Combination is not consummated by March 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market LLC, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The initial valuation of the Public Warrants and the recurring valuation of the Private Placement Warrants required management to exercise significant judgement in its estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable common stock as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses) (see Note 1). As such, the Company recorded an increase in the carrying amount of the redeemable common stock $934,921 of as of September 30, 2022.

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$224,000,000
Less:
Proceeds allocated to Public Warrants	(11,573,335)
Issuance costs allocated to common stock	(12,260,003)
Plus:
Remeasurement of carrying value to redemption value	23,833,338
Common stock subject to possible redemption at December 31, 2021	224,000,000
Common stock subject to possible redemption at March 31, 2022	224,000,000
Plus:
Remeasurement of carrying value to redemption value	239,392
Common stock subject to possible redemption at June 30, 2022	224,239,392
Plus:
Remeasurement of carrying value to redemption value	695,529
Common stock subject to possible redemption at September 30, 2022	$224,934,921

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. In accordance with guidance contained in ASC 815, the Public Warrants and the Private Placement Warrants do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the recurring fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

							For the Period from
	Three Months		Three Months				January 12, 2021
	Ended September		Ended September		Nine Months Ended		(Inception) Through
	30, 2022		30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,399,465	$349,866	$2,909,834	$727,459	$5,334,981	$1,333,745	$7,855,267	$2,527,043
Denominator:
Basic and diluted weighted average shares outstanding	22,400,000	5,600,000	22,400,000	5,600,000	22,400,000	5,600,000	16,907,280	5,439,080
Basic and diluted net income per share	$0.06	$0.06	$0.13	$0.13	$0.24	$0.24	$0.46	$0.46

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of this ASU on its financial position, results of operations, and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 22,400,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000, at $10.00 per Unit, generating gross proceeds of $224,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 in consideration for 5,750,000 shares of Class B common stock. The Founder Shares initially included an aggregate of up to 750,000 shares subject to forfeiture, on a pro rata basis, to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 23, 2021, the underwriters partially exercised the over-allotment option; thus, only 150,000 shares of Class B common stock remained subject to forfeiture at March 23, 2021. On May 12, 2021, as a result of the expiration of the remaining portion of the underwriters’ over-allotment option, 150,000 shares of Class B common stock were forfeited.

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

Convertible Promissory Note – Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans, also referred to as “convertible promissory note – related party”, out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 12, 2022, the Company issued a promissory note (the “Sponsor Working Capital Loan”) in the principal amount of up to $200,000 to the “Sponsor”. If the Company completes a Business Combination, the Company would repay the Sponsor Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Sponsor Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Sponsor Working Capital Loan may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Sponsor Working Capital Loan.

On July 21, 2022 and August 22, 2022, the Company drew $100,000 and $100,000, respectively, under the Working Capital Loans. The fair value of the $100,000 draw on July 21, 2022 was estimated by the Company to be $10,600 at initial measurement and the fair value of the $100,000 draw on August 22, 2022 was estimated to be $9,700 at initial measurement. The aggregate fair value of the Working Capital Loans was estimated to be $17,300 at September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company had $17,300 and $0 borrowings outstanding under the Working Capital Loans , respectively.

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $25,000 per month for secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred expenses of $67,500 and $202,500, respectively, under the administrative support agreement. During the three months ended September 30, 2021, and the period from January 12, 2021 (Inception) through September 30, 2021, the Company incurred expenses of $75,000 and $141,667, respectively, under the administrative support agreement. As of September 30, 2022 and December 31, 2021, the Company had $21,667 and $6,667 in accrued administrative support agreement expense, which is included in accrued expenses - related party on the accompanying unaudited condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. WARRANTS

At September 30, 2022 and December 31, 2021, there were 7,466,667 Public Warrants and 4,486,667 Private Placement Warrants outstanding.

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,400,000 shares of Class A common stock issued and outstanding, of which 22,400,000 shares of Class A common stock subject to possible redemption are classified outside of permanent equity as temporary equity.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,600,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law, except that prior to an initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

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

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 11.3% and 3.2%, respectively. The effective tax rate for the three months ended September 30, 2021 and for the period from January 12, 2021 (Inception) through September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and changes to valuation allowances on deferred tax assets, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$225,378,078	$225,378,078	$—	$—
Liabilities
Warrant liability – Public Warrants	$298,667	$298,667	$—	$—
Warrant liability – Private Placement Warrants	$179,467	$—	$—	$179,467
Convertible promissory note - related party	$17,300	$—	$—	$17,300
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$224,039,393	$224,039,393	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,405,334	$4,405,334	$—	$—
Warrant liability – Private Placement Warrants	$2,647,133	$—	$—	$2,647,133

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker AFAQW. The quoted price of the Public Warrants was $0.04 per warrant as of September 30, 2022 and $0.59 per warrant as of December 31, 2021.

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following table provides the significant inputs to the Monte Carlo Simulation for the initial fair value of the Public Warrants:

As of March 23,
2021 (Initial
Measurement)
Stock Price on Valuation Date	$9.77
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.59
Volatility	4% pre-merger/26% post-merger
Risk-free rate	1.19%
Fair value of warrants	$1.55

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of
	September 30,	As of December
	2022	31, 2021
Stock price	$9.80	$9.72
Strike price	$11.50	$11.50
Probability of completing a Business Combination	9.0%	*
Dividend yield	—%	—%
Term (in years)	5.48	5.81
Volatility	1.1%	10.1%
Risk-free rate	4.0%	1.3%
Fair value of warrants	$0.04	$0.59

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The convertible promissory note - related party were valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the convertible promissory note - related party were based on the following significant inputs:

AF ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

	As of September 30,	As of August 22, 2022	As of July 21, 2022
	2022	(Initial Measurement)	(Initial Measurement)
Warrant price	$0.04	$0.08	$0.08
Conversion price	$1.50	$1.50	$1.50
Expected term	0.5	0.6	0.7
Warrant volatility	226.1%	201.6%	168.9%
Risk free rate	3.9%	3.2%	3.0%
Discount rate	9.1%	6.4%	6.6%
Probability of completing a Business Combination	9.0%	10.0%	11.0%
Fair value of convertible promissory note - related party	$17,300	$9,700	$10,600

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 12, 2021 (inception)	$—
Initial measurement at March 23, 2021	18,527,667
Transfer of Public Warrants to Level 1 measurement	(12,544,001)
Change in fair value	(3,336,533)
Fair value as of December 31, 2021	2,647,133
Change in fair value	(1,480,600)
Fair value as of March 31, 2022	1,166,533
Change in fair value	(493,533)
Fair value as of June 30, 2022	673,000
Initial measurement of convertible promissory note - related party draw on July 21, 2022	10,600
Initial measurement of convertible promissory note - related party draw on August 22, 2022	9,700
Change in fair value	(496,533)
Fair value as of September 30, 2022	$196,767

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,240,200 and $6,574,333 (including $746,667 and $4,106,667 related to the Public Warrants - Level 1 and $493,533 and $2,467,666 related to the Private Placement Warrants - Level 3) within change in fair value of warrant liabilities in the Condensed Statements of Operations during the three and nine months ended September 30, 2022, respectively. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,869,933 and $11,833,800 within change in fair value of warrant liabilities in the Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 12, 2021 (Inception) through September 30, 2021, respectively.

The Company recognized gains on the change in fair value of convertible promissory note – related party of $3,000 in the Condensed Statement of Operations for the three and nine months ended September 30, 2022, respectively.

The Company did not recognize a gain or loss on the change in fair value of the convertible promissory note – related party in the Condensed Statement of Operations for the three months ended September 30, 2021 and for the period from January 12, 2021 (Inception) through September 30, 2021, respectively, as the convertible promissory note – related party was not outstanding during the periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 12, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

For the three months ended September 30, 2022, we had net income of $1,749,331, which resulted from a gain on the change in fair value of warrant liabilities of $1,240,200, unrealized gain on investments held in Trust Account of $1,017,915, and a change in fair value of convertible note of $3,000, partially offset by operating and formation costs of $239,672, income tax expense of $221,839 and franchise tax expense of $50,273.

For the three months ended September 30, 2021, we had net income of $3,637,293, which resulted from a gain on the change in fair value of warrant liabilities of $3,869,933, unrealized gain on investments held in Trust Account of $11,517, dividend income of $4,265 and interest income of $18, partially offset by operating and formation costs of $198,167 and franchise tax expense of $50,273.

For the nine months ended September 30, 2022, we had net income of $6,668,726, which resulted from a gain on the change in fair value of warrant liabilities of $6,574,333, unrealized gain on investments held in Trust Account of $1,378,078, a change in fair value of convertible note of $3,000, and interest income of $10, partially offset by operating and formation costs of $915,566, income tax expense of $221,839 and franchise tax expense of $149,290.

For the period from January 12, 2021 (Inception) through September 30, 2021, we had net income of $10,382,310, which resulted from a gain on the change in fair value of warrant liabilities of $11,833,800, unrealized gain on investments held in Trust Account of $14,017, dividend income of $4,265, and interest income of $48, partially offset by expensed offering costs of $686,818, loss on sale of private placement warrants of $224,333, operating and formation costs of $419,325, and franchise tax expense of $139,344.

Liquidity and Capital Resources

On March 23, 2021, we consummated an Initial Public Offering of 22,400,000 units generating gross proceeds of $224,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 4,486,667 private placement warrants to the Sponsor at a purchase price of $1.50 per warrant, generating gross proceeds of $6,730,000.

For the nine months ended September 30, 2022, net cash used in operating activities was $953,844, which was due to a gain on the change in fair value of warrant liabilities of $6,574,333, unrealized gains on investments held in Trust Account of $1,378,078, and a gain on change in fair value of convertible promissory note - related party of $3,000, partially offset by our net income of $6,668,726 and changes in working capital of $332,841.

For the period from January 12, 2021 (Inception) through September 30, 2021, net cash used in operating activities was $724,407, which was due to a gain on the change in fair value of warrant liabilities of $11,833,800, changes in working capital of $165,786, unrealized gains on investments held in Trust Account of $14,017, and dividend income of $4,265, partially offset by our net income of $10,382,310, expensed offering costs of $686,818, and the loss on sale of private placement warrants of $224,333.

For the nine months ended September 30, 2022, net cash provided by investing activities was $39,393, which was due to proceeds from the Trust Account to pay taxes of $39,393.

For the period from January 12, 2021 (Inception) through September 30, 2021, net cash used in investing activities was $224,000,000, which was due to cash deposited in the Trust Account as a result of gross proceeds of the Public Offering.

For the nine months ended September 30, 2022, net cash flows from financing activities were due to proceeds from convertible promissory note - related party of $200,000.

For the period from January 12, 2021 (Inception) through September 30, 2021, net cash provided by financing activities was $225,648,180, which was due to proceeds from the Initial Public Offering, net of cash underwriter’s discount paid, of $219,520,000, proceeds from the sale of private placement warrants of $6,730,000, proceeds from the issuance of a promissory note to our Sponsor of $125,000, and proceeds from the issuance of Class B common stock to our Sponsor of $25,000, partially offset by payments of offering costs of $626,820 and the prepayment of the promissory note with our Sponsor of $125,000.

As of September 30, 2022, we had cash of $66,851 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On July 12, 2022, the Company issued a promissory note in the principal amount of up to $200,000 to the Sponsor. On July 21, 2022 and August 22, 2022 the Company drew $100,000 and $100,000, respectively, under the Working Capital Loan. The fair value of the $100,000 draw on July 21, 2022 was estimated by the Company to be $10,600 at initial measurement and the fair value of the $100,000 draw on August 22, 2022 was estimated to be $9,700 at initial measurement. The aggregate fair value of the Working Capital Loan was estimated to be $17,300 at September 30, 2022.

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

Going Concern Consideration

As of September 30, 2022, the Company had $66,851 in cash held outside of the Trust Account and working capital surplus, excluding income taxes and franchise taxes which are paid out of the Trust Account, of $37,960.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for the period from the issuance of the condensed financial statements through the Combination Period, assuming that a Business Combination is not consummated during that time. If a Business Combination is not consummated by March 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. As of September 30, 2022 and December 31, 2021, 22,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of this ASU on its financial position, results of operations, and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Convertible Promissory Note – Related Party

On July 12, 2022, the Company issued a promissory note in the principal amount of up to $200,000 to the “Sponsor”. If the Company completes a Business Combination, the Company would repay the Sponsor Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Sponsor Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Sponsor Working Capital Loan may be converted into warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Sponsor Working Capital Loan. On each of July 20, 2022 and August 22, 2022, the Company drew $100,000 from the Working Capital Loan with the Sponsor.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officers and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to the Company’s restatement of its March 23, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited balance sheet as of March 23, 2021 and the restatement of the Company’s audited financial statement as of March 23, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021, (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 19, 2021, and (iv) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the “IR Act” was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by CFIUS. CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the use of proceeds generated in our initial public offering and the private placement as is described in our final prospectus related to our initial public offering, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*

Certification of The Co-Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*

Certification of The Co-Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3*

Certification of The Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS*	Inline XBRL Instance Document.*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Acquisition Corp.

Date: November 21, 2022	By:	/s/ Andrew Z. Scharf
Name: Andrew Z. Scharf
Title: Chairman and President

Date: November 21, 2022	By:	/s/ Jordan Gaspar
Name: Jordan Gaspar
Title: Chief Executive Officer

Date: November 21, 2022	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer and Secretary